Form 10-Q
period 1995-06-30
SPECIALTY RETAIL SERVICES INC
filed 1995-08-11
CIK 824768

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)


XX          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
- --          OF THE SECURITIES AND EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 1995

                                       OR

- --          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
            OF THE SECURITIES AND EXCHANGE ACT OF 1934


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


                                 Not Applicable
  (Former name, address and former fiscal year, if changed since last report)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES    X        NO
                                         -------        -------

    Number of shares of common stock outstanding at August 11, 1995 (latest
practicable date):    Issued and Outstanding: 6,485,294

                         PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                SPECIALTY RETAIL SERVICES, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN

                      NET ASSETS AVAILABLE IN LIQUIDATION

                                                                     (000'S OMITTED)
                                                                 JUNE 30,      DECEMBER 31,
                                                                   1995            1994
                                                               -------------  -------------
ASSETS                                                          (UNAUDITED)
                        TOTAL ASSETS                             $     1         $     1
                                                                 -------         -------

LIABILITIES

Note payable bank                                                     19              19
Accounts payable and accrued liabilities                           2,416           2,416
Accrued lease obligation                                           1,894           1,894
Subordinate notes payable                                          1,506           1,606
Advances from related parties                                        971             780
Accrued interest payable and dividends                               828             788
                                                                 -------         -------
                        TOTAL LIABILITIES                          7,634           7,503
                                                                 -------         -------
Net deficiency in assets
available in liquidation                                         $(7,633)        $(7,502)
                                                                 =======         =======

STOCKHOLDERS' DEFICIENCY IN ASSETS:

  Preferred stock, 6% cumulative
    callable, $100 par value, 4,550
    shares issued and outstanding                                    455             455
  Common stock, $.01, par value;
    15,000,000 authorized;
    6,485,294 shares issued and
    outstanding                                                       65              65
  Additional paid in capital                                       2,975           2,975
  Accumulated deficit                                            (11,128)        (10,997)
                                                                 -------         -------

NET STOCKHOLDERS' DEFICIENCY IN ASSETS                           $(7,633)        $(7,502)
                                                                 =======         =======



           See notes to condensed consolidated financial statements.

                SPECIALTY RETAIL SERVICES, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIENCY

                     IN NET ASSETS AVAILABLE IN LIQUIDATION



                                                       (000'S OMITTED)     (000'S OMITTED)
                                                      THREE MONTHS ENDED   SIX MONTHS ENDED
                                                        JUNE 30, 1995       JUNE 30, 1995
                                                        -------------       -------------
                                                         (UNAUDITED)         (UNAUDITED)
Changes in deficiency in net assets
  available in liquidation
  attributed to:
    Decrease in subordinated notes
      payable                                             $    51            $   100
    Increase in advance from related
      parties                                                 (91)              (191)
    Increase in accrued interest and
      dividends                                               (20)               (40)
     Increase (decrease) in cash                               (1)
                                                          --------           -------
                                                              (61)              (131)

Deficiency in net assets available in
  liquidation at beginning of period                       (7,572)            (7,502)
                                                          --------           -------

Deficiency in net assets available in
  liquidation at June 30, 1995                            $(7,633)           $(7,633)
                                                          ========           =======



           See notes to condensed consolidated financial statements.

                SPECIALTY RETAIL SERVICES, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIENCY IN NET ASSETS

                                  (UNAUDITED)

                                   (IN 000'S)


                      Preferred Stock  Common Stock  Additional
                      ---------------  -------------  Paid-in    Accum
                       Shares Amount   Shares Amount  Capital   Deficit    Total
                       ----------------------------------------------------------
Bal, Jan 1, 1995       4.5    $455    6,485.3   $65   $2,975   $(10,997)  $(7,502)

Decrease in Sub-
  ordinate Notes                                                    100       100

Advances from
  Related Parties                                                  (191)     (191)

Increase in Accrued
  Interest                                                          (26)      (26)

Dividends accrued
on Preferred Stock       -       -          -     -        -        (14)      (14)
                       ----------------------------------------------------------

Bal, June 30, 1995     4.5    $455    6,485.3   $65   $2,975   $(11,128)  $(7,633)
                       ==========================================================





           See notes to condensed consolidated financial statements.

                SPECIALTY RETAIL SERVICES, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                             JUNE 30, 1995 AND 1994

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


    In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the consolidated statement of deficiency in net assets available in liquidation and changes in deficiency in net assets available in liquidation at June 30, 1995 and for all periods presented herein have been made.


B - Liquidation of business

    On October 24, 1991, the Company announced that the Board of Directors of Gobi-Primak, Inc., ("Gobi"), its principal operating subsidiary, determined there were no further sources of capital available to meet the severe working capital shortages faced by Gobi, and announced it intended to explore various alternatives, including the sale of Gobi.

    On November 5, 1991, Fleet Credit Corporation ("Fleet"), sent Gobi-Primak, Inc. a letter of an event of default under the Gobi's loan agreement with Fleet, demanding immediate repayment of all sums outstanding under the loan agreement. The Company entered into an arrangement with Fleet, whereby Fleet would take peaceful possession of all of Gobi's assets and begin the orderly liquidation of Gobi's assets.

    Fleet immediately appointed a liquidator, Alco Capital, to supervise the liquidation of all of Gobi's assets. In 1992, all the assets of Gobi had been liquidated.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF DEFICIENCY
            IN NET ASSETS AVAILABLE IN LIQUIDATION


    In the third quarter of 1994, the Company settled a disagreement with subordinated note holders. The subordinated note holders began to be paid amounts due, commencing October 1, 1994, with payments scheduled to continue through June 1, 1999. The principal and accrued interest of approximately $460,000 is included in the Consolidated Statement of Deficiency in Net Assets in Liquidation, and the balance of approximately $85,000 will be recognized as interest in future periods as per the subordinated note terms. These obligations have been personally guaranteed by a director of the Company. The director is currently satisfying the notes and as payments are made, the Company will have an obligation to repay the director. The director has the option to pledge certain securities to the payees of these notes, in which event the Company shall be released of all obligations to those individuals.

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




                                              SPECIALTY RETAIL SERVICES, INC.
                                              (Registrant)


                                              /s/ MURRAY STEINFINK
                                              ---------------------------------
                                              Murray Steinfink
                                              Chairman and President





Date: August 11, 1995

                                EXHIBIT INDEX
                                -------------

Exhibit No.                     Description                           Page No.
- ----------                      ------------                          -------
EX-27                           Financial Data Schedule