Form 10-Q
period 1995-09-30
SPECIALTY RETAIL SERVICES INC
filed 1995-11-13
CIK 824768

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)


XX          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
--          OF THE SECURITIES AND EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 1995

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
--          OF THE SECURITIES AND EXCHANGE ACT OF 1934


                         COMMISSION FILE NUMBER 0-17941


                       SPECIALTY RETAIL SERVICES, INC.
                       -------------------------------
           (Exact name of Registrant as specified in its charter)


           DELAWARE                        22-2686442
           --------                        ----------
(State or other jurisdiction of    (I.R.S. Employer Identification
 incorporation or organization)              Number)

     150 EAST 58TH STREET,                         10155
      NEW YORK, NEW YORK                           -----
      ------------------                         (Zip Code)
(Address of Principal Executive Offices)



      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (212) 935-5030
                                                         --------------


                               Not Applicable
                               --------------
 (Former name, address and former fiscal year, if changed since last report)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES     X        NO
                                         ----------      ---------

    Number of shares of common stock outstanding at November 10, 1995 (latest
practicable date):    Issued and Outstanding: 6,485,294
                                              ---------

                         PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                SPECIALTY RETAIL SERVICES, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN

                      NET ASSETS AVAILABLE IN LIQUIDATION

                                                    (000'S OMITTED)
                                            SEPTEMBER 30,      DECEMBER 31,
                                                1995              1994
                                            -------------     -------------
ASSETS                                       (UNAUDITED)
                TOTAL ASSETS                   $     1          $     1
                                               -------          -------

LIABILITIES

Note payable bank                                   19               19
Accounts payable and accrued liabilities         2,416            2,416
Accrued lease obligation                         1,894            1,894
Subordinate notes payable                        1,472            1,606
Advances from related parties                    1,020              780
Accrued interest payable and dividends             869              788
                                               -------          -------
              TOTAL LIABILITIES                  7,690            7,503
                                               -------          -------

Net deficiency in assets
available in liquidation                       $(7,689)         $(7,502)
                                               =======          =======

STOCKHOLDERS' DEFICIENCY IN ASSETS:

  Preferred stock, 6% cumulative
    callable, $100 par value, 4,550
    shares issued and outstanding                  455              455
  Common stock, $.01, par value;
    15,000,000 authorized;
    6,485,294 shares issued and
    outstanding                                     65               65
  Additional paid in capital                     2,975            2,975
  Accumulated deficit                          (11,184)         (10,997)
                                               -------          -------

NET STOCKHOLDERS' DEFICIENCY IN ASSETS         $(7,689)         $(7,502)
                                               =======          =======



          See notes to condensed consolidated financial statements.

                SPECIALTY RETAIL SERVICES, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIENCY

                     IN NET ASSETS AVAILABLE IN LIQUIDATION



                                           (000'S OMITTED)        (000'S OMITTED)
                                         THREE MONTHS ENDED      NINE MONTHS ENDED
                                            SEPT 30, 1995          SEPT 30, 1995
                                            -------------          -------------
                                             (UNAUDITED)            (UNAUDITED)
Changes in deficiency in net assets
  available in liquidation
  attributed to:
      Decrease in subordinated notes
        payable                                  $   34                $  134
      Increase in advance from related
        parties                                     (49)                 (240)
      Increase in accrued interest and
        dividends                                   (41)                  (81)
                                                 -------               -------
                                                    (56)                 (187)

Deficiency in net assets available in
  liquidation at beginning of period             (7,633)               (7,502)
                                                --------              --------

Deficiency in net assets available in
  liquidation at September 30, 1995             $(7,689)              $(7,689)
                                                ========              ========



           See notes to condensed consolidated financial statements.

                SPECIALTY RETAIL SERVICES, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIENCY IN NET ASSETS

                                  (UNAUDITED)

                                   (IN 000'S)

                             Preferred Stock            Common Stock        Additional
                             ---------------            ------------          Paid-in       Accum
                          Shares       Amount      Shares       Amount       Capital       Deficit     Total
                          ------------------------------------------------------------------------------------
Bal, Jan 1, 1995           4.5         $455      6,485.3          $65       $2,975      $(10,997)     $(7,502)

Decrease in Sub-
  ordinate Notes                                                                             134          134

Advances from
  Related Parties                                                                           (240)        (240)

Increase in Accrued
  Interest                                                                                   (61)         (61)

Dividends accrued
on Preferred Stock          -            -            -            -            -            (20)         (20)
                           -----------------------------------------------------------------------------------

Bal, Sept 30, 1995         4.5         $455      6,485.3          $65       $2,975      $(11,184)     $(7,689)
                           ===================================================================================





           See notes to condensed consolidated financial statements.

                SPECIALTY RETAIL SERVICES, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                          SEPTEMBER 30, 1995 AND 1994

Note A - Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these unaudited condensed financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 10-K for the year ended December 31, 1994.


      In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the consolidated statement of deficiency in net assets available in liquidation and changes in deficiency in net assets available in liquidation at September 30, 1995 and for all periods presented herein have been made.


B - Liquidation of business

      On October 24, 1991, the Company announced that the Board of Directors of Gobi-Primak, Inc., ("Gobi"), its principal operating subsidiary, determined there were no further sources of capital available to meet the severe working capital shortages faced by Gobi, and announced it intended to explore various alternatives, including the sale of Gobi.

      On November 5, 1991, Fleet Credit Corporation ("Fleet") sent Gobi a letter of an event of default under Gobi's loan agreement with Fleet, demanding immediate repayment of all sums outstanding under the loan agreement. The Company entered into an arrangement with Fleet, whereby Fleet would take peaceful possession of all of Gobi's assets and begin the orderly liquidation of Gobi's assets.

      Fleet immediately appointed a liquidator, Alco Capital, to supervise the liquidation of all of Gobi's assets. In 1992, all the assets of Gobi had been liquidated.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF DEFICIENCY
         IN NET ASSETS AVAILABLE IN LIQUIDATION


     In the third quarter of 1994, the Company settled a disagreement with subordinated note holders. The subordinated note holders began to be paid amounts due, commencing October 1, 1994, with payments scheduled to continue through June 1, 1999. The principal and accrued interest of approximately $460,000 is included in the Consolidated Statement of Deficiency in Net Assets in Liquidation, and the balance of approximately $85,000 will be recognized as interest in future periods as per the subordinated note terms. These obligations have been personally guaranteed by a director of the Company. The director is currently satisfying the notes, and as payments are made, the Company will have an obligation to repay the director. The director has the option to pledge certain securities to the payees of these notes, in which event the Company shall be released of all obligations to those individuals.

     During 1992, the Company's bank, Fleet Credit Corporation, completed the liquidation of Gobi's assets and generated funds to reduce the note payable to the bank by approximately $1,400,000.

     There are no assets available for disbursement to unsecured creditors.



                          PART II - OTHER INFORMATION


ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

               On November 5, 1991, the Company was notified by Fleet Credit Corporation ("Fleet") that an Event of Default existed under Gobi's Amended and Restated Revolving Credit Loan Agreement dated as of April 25, 1989. The Company's Board of Directors elected to turn over all of Gobi's assets to Fleet for liquidation on a peaceful possession basis. Fleet immediately began the liquidation of Gobi's assets. In 1992, all the assets of Gobi had been liquidated.


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




                                        SPECIALTY RETAIL SERVICES, INC.
                                           (Registrant)




                                        /s/ Murray Steinfink
                                        ----------------------------
                                        Murray Steinfink
                                        Chairman and President





Date: November 10, 1995

                                EXHIBIT INDEX
                                -------------




                    Exhibit 27 -- Financial Data Schedule