Form 10-K
period 1995-12-31
SPECIALTY RETAIL SERVICES INC
filed 1996-04-05
CIK 824768

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   -------------------------------------------

                                    FORM 10-K

                   -------------------------------------------

                /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1995

                         Commission File Number 0-17941

                         SPECIALTY RETAIL SERVICES, INC.
             (Exact name of Registrant as specified in its charter)

           DELAWARE                                    22-2686442
(State or other jurisdiction of          (IRS Employer Identification Number)
incorporation or organization)

150 EAST 58TH STREET, NEW YORK, NEW YORK                                10155
(Address of principal executive offices)                              (Zip Code)

       Registrant's telephone number, including area code: (212) 935-5030

Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of each exchange
 Title of each class                                      on which registered
 -------------------                                      -------------------
       None                                                       None

Securities registered pursuant to Section 12(g) of the Act:

                                                         Name of each exchange
    Title of each class                                    on which registered
    -------------------                                    -------------------
Common Stock $.01 Par Value                                        None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day YES / X / NO / /

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements contained incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. / /

         As of March 22, 1996, (a) 6,485,294 shares of the Company's Common Stock were outstanding; (b) 3,846,544 shares of Common Stock were held by non-affiliates; and (c) the aggregate market value of shares of Common Stock held by non-affiliates was $115,396, based upon the closing bid price of $.03 per share on March 22, 1996.

                                     PART I

Item 1.  BUSINESS

         In late October 1991, the Board of Directors of Specialty Retail Services, Inc. (the "Company"), after determining that there were no further sources of capital available to meet severe working capital shortages faced by its principal subsidiary, Gobi Primak, Inc. ("Gobi"), decided to liquidate the Company's affairs as quickly as possible. On November 6, 1991, Gobi's principal lender, Fleet Credit Corporation ("Fleet"), sent Gobi a notice of an Event of Default under the Loan Agreement and demanding immediate repayment of all sums outstanding under the Loan Agreement. Immediately thereafter, Fleet began the liquidation of Gobi's assets. As of December 31, 1992, all of Gobi's assets had been liquidated. The liquidation of Gobi's assets did not generate sufficient funds to repay the outstanding borrowings from Fleet. The outstanding borrowings from Fleet at December 31, 1995 were approximately $19,000.

         Through October 1991, Specialty Retail Services, Inc., through its wholly-owned subsidiaries (hereinafter, collectively, the "Company"), manufactured, distributed and marketed a broad range of professional beauty products, including hair care, nail care, cosmetics, skin care and other beauty accessories to independent and chain drug stores, supermarkets, mass merchandisers, warehouse clubs, retail distributors, salons and beauty supply outlets, and to consumers. The Company had serviced approximately 90% of its product sales directly from its 52,000 square foot office and distribution facility located in East Brunswick, New Jersey. During 1995, 1994 and 1993, the Company had no operations or activities.

Item 2.  PROPERTIES

         The Company's executive offices are located in New York City in approximately 1,837 square feet of space leased by an affiliate of Bentley J. Blum. The Company does not pay rent for the use of these premises. The Company's principal office and distribution center was located at 9 Elkins Road, East Brunswick, New Jersey 08810, consisting of a 46,000 square foot warehouse and a 6,000 square foot office facility (the "Premises"). The Company vacated such premises at the end of February 1992.

         The Company leased (the "Lease") the Premises from 618 Scotland Road Realty ("618 Realty"), a New Jersey partnership formed by the former stockholders of Gobi-Primak, Inc., a New York corporation ("Old Gobi"), the assets of which were purchased by the Company. The 20-year lease, which expires on August 31, 2005, provides for annual rent for the first ten years in an amount equal to 110% of the annual real estate taxes on the premises and interest and principal due under the note issued in connection with the purchase of such property by 618 Realty (the "Note"). Lease payments had been $14,305 per month. Rental payments after the tenth year are adjusted to equal the then fair market rental of the Premises. The Lease has been assigned by the Company to Fleet as collateral security under the terms of its credit facility. Concurrently with this assignment, Gobi delivered a guaranty of 618 Realty's obligations under an industrial development bond mortgage, and was granted a second mortgage on the Premises. Gobi's interest in the lease and the second mortgage were collaterally assigned to Fleet as security for Gobi's obligations to Fleet. At the inception of the lease, management of the Company believed that the terms of the Lease were no less favorable than those which could be obtained from an independent third party in an arm's length transaction.

Item 3.  LEGAL PROCEEDINGS

         By summons and complaint dated December 3, 1991, Stephen R. Wolman Associates, Inc. sued the Company and Gobi, alleging failure to pay a placement fee for two employees of Gobi. The suit was brought in Supreme Court, New York County, State of New York, and seeks a total of $33,000 with interest. An answer has been interposed and discovery has been requested but not commenced.

         Gobi is a party to a number of lawsuits filed in 1991, when it is alleged to have breached contracts and other matters. Claims relating to these lawsuits total approximately $350,000. Independent counsel has advised that they cannot offer an opinion as to the probable outcome or the ultimate liability that may result from these claims. No further action has taken place in these cases since 1992.

         The Company has no funds with which to defend or pay claims.

         In August 1991, Gobi brought suit in Superior Court of New Jersey, Middlesex County, Index No. C-237-91 (the "Pataffi Feldman Action") against two ex-employees, Joseph Pataffi ("Pataffi") and Lee Feldman ("Feldman") (collectively "Pataffi/Feldman") and one supplier and another distributor for, among other things, conspiracy to injure Gobi and interfering with business and economic opportunities. Pataffi and Feldman have brought counterclaims claiming damages for non-payment of commissions, bonuses, medical expenses and interferences with prospective economic advantage. Gobi's claims have been assigned by its senior lender, Fleet, to Bergen, Inc.

         In January 1992, the Company, Gobi and Bentley J. Blum brought suit in Superior Court of New Jersey, Middlesex County, Index No. C-43-92 against Louis Primak and Philip Primak for claims related to the Pataffi/Feldman Action. Louis Primak and Philip Primak have counterclaimed for, among other things, a purported "default" on one of four separate promissory notes, each dated January 30, 1986 and each made by Gobi to Old Gobi and The Beauty Group (New Jersey) in the original principal sum of $312,500 and now held by Philip Primak and Louis Primak. The Company and Gobi's claims have been assigned by its senior lender, Fleet, to Bergen, Inc.

         In the third quarter of 1994, the Company settled a disagreement with subordinated note holders. The subordinated note holders will begin to be paid amounts due, commencing October 1, 1994, through June 1, 1999. The principal and accrued interest is approximately $800,000 and the balance of approximately $150,000 will be recognized as interest in future periods as per the subordinated note terms. These obligations have been personally guaranteed by a director of the Company. As of December 31, 1995, approximately $473,900 of the $950,000 has been paid. The director is currently satisfying the notes and as payments are made, the Company will have an obligation to repay the director. The director has the option to pledge certain securities to the payees of these notes, in which event the Company will be released of all obligations to those payees.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters that were brought before a stockholder vote during the fourth quarter of the fiscal year of the Company which ended on December 31, 1995.

                                     PART II

Item 5. MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICE INFORMATION

The Company's Common Stock is traded in the over-the-counter market. Stock price quotations for the Company's common stock were reported on the NASDAQ System under the symbol SRSI from August 25, 1989 until June 11, 1991. Since June 11, 1991, stock price quotations for the Company's common stock have been reported in the "pink sheets" by the National Quotation Bureau and through the NASD OTC Bulletin Board. The quotations as reported by NASDAQ and the National Quotation Bureau reflect inter-dealer quotations without retail markup, markdown or commission and may not necessarily represent actual transactions. The following table sets forth the high and low bid quotations for the Company's Common Stock for each full quarterly period within the two most recent fiscal years.

========================================================================
FISCAL YEAR ENDED DECEMBER 31, 1995
- ------------------------------------------------------------------------
              First           Second          Third           Fourth
              Quarter         Quarter         Quarter         Quarter
- ------------------------------------------------------------------------
High:         $.03            $.04            $.20            $.14
- ------------------------------------------------------------------------
Low:          $.01            $.001           $.001           $.03
========================================================================

========================================================================
FISCAL YEAR ENDED DECEMBER 31, 1994
- ------------------------------------------------------------------------
             First          Second        Third          Fourth
             Quarter        Quarter       Quarter        Quarter
- ------------------------------------------------------------------------
High:        $.01           $.01          $.01           $.06
- ------------------------------------------------------------------------
Low:         $.01           $.01          $.005          $.01
========================================================================

         As of March 22, 1996, the Company had 6,485,294 outstanding shares of Common Stock held by approximately 102 registered holders.

DIVIDENDS

         No dividends have been declared on the Common Stock since the inception of the Company in 1986 and the Company does not anticipate paying cash dividends in the foreseeable future.

REGISTRAR AND TRANSFER AGENT

         Fleet Bank, P.O. Box 366, Providence, Rhode Island 02907 acts as the Company's Registrar and Transfer Agent.

Item 6. SELECTED FINANCIAL DATA Amounts in Thousands Except for Per Share
Amounts

                                     Fiscal Year          Fiscal Year          Fiscal Year        Fiscal Year         Fiscal Year
                                    Ended December           Ended                Ended              Ended               Ended
                                     31, 1995(4)          December 31,        December 31,        December 31,        December 31,
                                                            1994(4)             1993 (4)            1992(3)               1991
Sales, net                             --                   --                   --                  --                 $23,580

Net (loss)                             --                   --                   --                  --                 (   671)

Per Share Information:

Net (loss) (1)                         --                   --                   --                  --                 (   .12)

Weighted average shares                6,485                  6,485                6,485               6,485              5,675
outstanding(1)

Balance Sheet Information:

Working Capital                        $(7,871)             $(7,502)             $(6,914)            $(6,640)           $(6,235)

Long Term Debt and 14% Series A        $   455              $   455              $   455             $   455            $   455
Preferred Stock

Total Assets                           $     1              $     1              $     1             $    --            $ 1,648

Total Liabilities                      $(7,872)             $(7,503)             $(6,915)            $(6,640)           $ 7,986

Stockholder's equity                   $(7,871)             $(7,502)             $(6,914)            $(6,640)           $(6,338)
(deficiency in assets)(2)

1. All per share information reflects the November 1, 1991 exercise of rights to exchange the 14% series A convertible preferred stock of Gobi into 972,994 shares of Common Stock. The exercise of stock options and warrants was not considered as their effect would be either nonmaterial or antidilutive.

2. The Company has not paid a cash dividend on its Common Stock since inception of the Company in 1986.

3. The Company had no operations during 1992 other than the liquidation of its assets by Fleet Credit Corporation.

4.       The Company had no operations during 1993, 1994 and 1995.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

RESULTS OF OPERATIONS

Year Ended December 31, 1995 versus 1994

         The Company had no operations during 1995 and 1994.

Year Ended December 31, 1994 versus 1993

         The Company had no operations during 1994 and 1993. In 1992, Fleet liquidated all of Gobi's assets.

INFLATION AND SEASONALITY

         Inflation had little effect on the Company's operations at any time.

LIQUIDITY AND CAPITAL RESOURCES

         On November 5, 1991, Fleet Credit Corporation ("Fleet"), the Company's principal lender, sent Gobi Primak, Inc. ("Gobi") a notice of an Event of Default under the Loan Agreement and demanding immediate repayment of all sums outstanding under the Loan Agreement. Because Fleet had liens upon all assets of Gobi, the Board of Directors decided to immediately turn over all of Gobi's assets to Fleet on a peaceful possession basis for liquidation. Fleet immediately appointed a liquidator to supervise the liquidation.

         On January 16, 1992, the Company sold substantially all of the assets of its subsidiary, Salon Technology, Inc., for approximately $175,000 cash. In connection therewith, the buyer assumed trade payables and other liabilities of Salon Technology, Inc. Simultaneous with the sale of assets, in consideration for $115,000, the senior lender assigned all of its rights to certain Salon Technology, Inc. royalties and Gobi claims against third parties to Bergen, Inc., a corporation owned by an individual not affiliated with the Company, but who maintains a business relationship with Bentley J. Blum, a principal shareholder of the Company. Bergen, Inc. borrowed from Mr. Blum the $115,000 used to purchase such royalties and claims. All funds received from the sale were delivered to Fleet pursuant to the terms of an agreement whereby Gobi agreed to give to such lender peaceful possession of all of its assets.

         In the third quarter of 1994, the Company settled a disagreement with subordinated note holders. The subordinated note holders will begin to be paid amounts due, commencing October 1, 1994, through June 1, 1999. The principal and accrued interest is approximately $800,000 and the balance of approximately $150,000 will be recognized as interest in future periods as per the subordinated note terms. These obligations have been personally guaranteed by a director of the Company. As of December 31, 1995, approximately $473,900 of the $950,000 has been paid. The director is currently satisfying the notes and as payments are made, the Company will have an obligation to repay the director. The director has the option to pledge certain securities to the payees of these notes, in which event the Company will be released of all obligations to those payees.

         As of December 31, 1995, the Company had liquidated all of its net assets. At December 31, 1995, the Company had $1,000 in assets and total liabilities of $7,872,000.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

         The consolidated financial statements of the Company and its subsidiaries can be found on pages F-1 through F-11 included in this Item 8.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth certain information concerning the directors, executive officers and other management personnel of the Company.

Name                     Age   Position and Offices Held With the Company
- ----                     ---   ------------------------------------------
Murray Steinfink         55    Chairman of the Board, President and Chief Executive Officer

Bentley J. Blum          54    Director

         All directors are serving a current term of office that continues until the Company's next annual meeting of stockholders and directors.

         Murray Steinfink co-founded the Company with Messrs. Paul E. Hannesson ("Hannesson") and Bentley J. Blum ("Blum") in January 1986, and currently serves as a Director, Chairman of the Board, President and Chief Executive Officer. From September 1984 to January 1986, Mr. Steinfink served as President of M.S. Associates, a private consulting and investment group which assisted private investors in acquiring various companies. From September 1983 to September 1984, Mr. Steinfink served as Vice President of Conair Corporation, a manufacturer and marketer of professional and retail personal care and beauty products. From March 1982 to August 1983, he was employed as Senior Vice President-Professional Products Group for Revlon, Inc., a manufacturer of professional health and beauty aids. In such capacity he was responsible for initiating and implementing sales incentive, profit enhancement and cost savings programs. For six years prior to joining Revlon, Mr. Steinfink was the President-Specialty Products Group of M. Lowenstein Corporation, a textile manufacturer, where he was responsible for the introduction of a diverse group of textile related profit centers, the redeployment of assets and the divestiture of unprofitable corporate operations.

         Bentley J. Blum a co-founder of the Company, was elected as director of the Company on January 30, 1986. Mr. Blum is a private investor who has been involved in various businesses, including real estate, mining and oil and gas exploration, development and drilling, for more than five years. Since 1984, Mr. Blum has diversified his investment activities and, with his brother-in-law, Paul E. Hannesson, owns interests in a number of industrial manufacturing, distribution and service businesses. He is a director and a principal stockholder of Federal Resources Corporation and Commodore Environmental Services, Inc., both publicly traded corporations.

Item 11. EXECUTIVE COMPENSATION

         The following table sets forth the cash compensation paid by the Company during the fiscal years ended December 31, 1995, 1994 and 1993 to the Chairman and all executive officers of the Company.

                           SUMMARY COMPENSATION TABLE

                               Annual Compensation

                 (a)                            (b)                      (c)                       (d)

Name and Principal Position                     Year                 Salary ($)                 Bonus ($)
- ---------------------------                     ----                 ----------                 ---------
Murray Steinfink                                1995                      0                         0
Chairman of the Board                           1994                      0                         0
                                                1993                      0                         0

                     OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

         There were no options or stock appreciation rights granted to any employees, officers or directors in 1995, and there were no options exercised by any employees, officers or directors in 1995.

Employment Agreements with Officers

         Mr. Steinfink serves as Chairman and Chief Executive Officer of the Company. Mr. Steinfink had an employment agreement with the Company for a five-year term which ended December 31, 1993. Effective January 1, 1992, the employment agreement with Mr. Steinfink was canceled. Mr. Steinfink no longer receives compensation or benefits in connection therewith.

         The foregoing employment agreement included customary executive employee benefits such as use of a company car or an expense allowance for the maintenance and operation of a car, term life insurance and major medical coverage. Concurrently with the execution of the employment agreement, the aforementioned individual entered into a non-competition agreement with the Company.

Stock Option Plan

         On September 30, 1987, the Company's Board of Directors and stockholders adopted a Stock Option Plan (the "Plan") and reserved 250,000 shares of the Company's Common Stock for issuance thereunder. The Plan was amended by the Board of Directors of the Company on June 2, 1989 increasing from 250,000 to 350,000 the number of options which may be granted under the Plan. At the Annual Meeting of Shareholders held on July 10, 1990, the shareholders approved an increase in shares authorized for issuance under the Plan to 600,000. Options granted under the Plan may include those qualified as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended, as well as non-qualified options. Employees as well as other individuals, such as outside directors, who provide necessary services to the Company are eligible to participate in the Plan. Non-employees and part-time employees may receive only nonqualified stock options.

         The exercise price for shares purchased upon the exercise of non-qualified options granted under the Plan was determined by the Board of Directors. The exercise price of an incentive stock option was required to be at least equal to the fair market value of the Company Stock on the date such option was granted (110% of the fair market value for 10% or greater stockholders). No employee could be granted incentive stock options in any year for shares having a fair market value, determined as of the date of grant, in excess of $100,000.

         No option may have a term of more than ten years (five years for 10% or greater stockholders). No option may be granted under the Plan subsequent to September 30, 1992. Options generally may be from the date of grant to the date of exercise. However, options may be exercised upon termination of employment or upon the death or disability of an employee within certain specified periods.

         The total number of options outstanding at December 31, 1995 were 10,000 at an exercise price of $.25 per share. No options were exercised in 1995.

Board of Directors Interlock and Inside Participation

         In May 1991, Bentley J. Blum repurchased 3,000,000 shares of common stock of Commodore Environmental Services, Inc., from Gobi for $.0155 per share.

         On January 16, 1992, the Company sold substantially all of the assets of its subsidiary, Salon Technology, Inc., for approximately $175,000. In connection therewith, the buyer assumed trade consideration for $115,000, and the senior lender assigned all of its rights to certain Salon Technology, Inc. royalties and Gobi claims against third parties to Bergen, Inc., a corporation owned by an individual not affiliated with the Company, but who maintains a business relationship with Bentley J. Blum, a principal shareholder of the Company. Bergen, Inc. borrowed from Mr. Blum the $115,000 used to purchase such royalties and claims. All funds received from the sale were delivered to the Company's principal lender pursuant to the terms of an agreement whereby the Company agreed to give to such lender peaceful possession of all of its assets. As part of the sale, the purchaser agreed to pay a consultant fee of up to $50,000 to Murray Steinfink.

         In a separate agreement dated as of November 1, 1991 between Fleet, the Company, its subsidiaries, Bentley J. Blum and Murray Steinfink, Fleet agreed to release the Company from liability as a guarantor of the obligations to Fleet under the Loan Agreement and agreed to limit the maximum liability of Bentley J. Blum and Murray Steinfink under their respective guarantees to an aggregate of $250,000. In 1992, Messrs. Blum &

Steinfink paid approximately $96,000 under the terms of the Guarantee Agreement. These amounts are included in due to related parties at December 31, 1995.

         The Company's executive offices are located in New York City in approximately 1,837 square feet of space leased by an affiliate of Bentley J. Blum. The Company does not pay rent for the use of these premises.

         At December 31, 1995 and 1994, the Company owed approximately $33,000 to Murray Steinfink, in connection with an employment agreement.

         Companies controlled by Bentley J. Blum advanced approximately $331,000
(net) and $437,000 in 1995 and 1994, respectively, to cover administrative and liquidation expenses.

         In the third quarter of 1994, the Company settled a disagreement with subordinated note holders. The subordinated note holders will begin to be paid amounts due, commencing October 1, 1994, through June 1, 1999. The principal and accrued interest is approximately $800,000 and the balance of approximately $150,000 will be recognized as interest in future periods as per the subordinated note terms. These obligations have been personally guaranteed by a director of the Company. As of December 31, 1995, approximately $473,900 of $950,000 has been paid. The director is currently satisfying the notes and as payments are made, the Company will have an obligation to repay the director. The director has the option to pledge certain securities to the payees of these notes, in which event the Company will be released of all obligations to those payees.

         To the knowledge of the Company, no officers, directors, beneficial owners of more than 10 percent of any class of equity securities of the Company registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or any other person subject to Section 16 of the Exchange Act with respect to the Company, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth as of March 22, 1996 certain information with respect to the beneficial ownership of shares of the Company's Common Stock by each person known to the Company to own more the 5% of such shares, by each director, and by all officers and directors as a group.

                                                   NUMBER OF SHARES OWNED
NAME AND ADDRESS                                                                               PERCENTAGE
Bentley J. Blum                                                   1,763,750(1)                             27.2%
150 East 58th Street
New York, New York  10155

Murray Steinfink(2)                                                 875,000                                13.5%
329 Strawtown Road
New City, New York  10956

Paul E. Hannesson                                                   656,250                                10.1%
2361 Gold Brook Drive
West Palm Beach, Florida  33414

AMEV Venture Management, Inc.(3)                                    607,996                                 9.4%
One Chase Manhattan Plaza
New York, New York  10005

AMEV Capital Corporation(3)                                         364,798                                 5.6%
One Chase Manhattan Plaza
New York, New York  10005

All officers and directors as a group                             2,638,750                                40.7%
(2 persons)

(1) Does not include 4,550 shares of 5% Cumulative Preferred Stock owned by Mr. Blum.

(2) Does not include 10,000 shares of the Company's Common Stock which may be purchased upon exercise of incentive stock options, held by Mr. Steinfink.

(3) Amev Venture Management, Inc. and Amev Capital Corporation received their shares on November 1, 1991 as a result of the conversion of 1,250 shares of Gobi preferred stock.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         See Item 11; Executive Compensation - Board of Directors Interlock and Inside Participation.

                                     PART IV

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      (1)      Financial Statements

         The Company's consolidated financial statements for the fiscal years ended December 31, 1995, 1994 and 1993 are included in Item 8 above and consist of:

         Independent Auditor's Report
         Consolidated Statements of Deficiency in Net Assets Available in Liquidation
         Consolidated Statements of Changes in Deficiency in Net Assets Available in Liquidation
         Notes to Consolidated Financial Statements

         (2) (i) List of Exhibits - The following exhibits are filed as part of this report.

Exhibit Number    Description of Exhibit
- --------------    ----------------------
         3.1      Restated Certificate of Incorporation of the Company. (1)

         3.2 Amendment to Restated Certificate of Incorporation of the Company. (1)

         3.3      By-laws of the Company. (1)

         4.1      Specimen Certificate of Common Stock. (2)

         4.2      Form of Underwriters Warrant Agreement. (2)

         4.3      1987 Stock Option Plan, as amended. (1)

         4.4      Form of Stock Option Agreement. (1)

         10.1 Purchase Agreement, dated December 13, 1985, among Gobi-Primak, Inc., The Beauty Group, Inc., Perrone Trucking, Inc., Specialty Retail Services, Inc., Louis Primak, Stuart Dolleck, Phillip Primak, Allen Klein and Bentley J. Blum and the exhibits thereto. (1)

         10.2 Supplementary Agreement, dated December 13, 1985, between Specialty Retail Services, Inc., and Allen Klein. (1)

         10.3 Letter agreement, dated October 19, 1987, among G-P Liquidating, Inc., BG Liquidating, Inc., PT Liquidating, Inc., Louis Primak, Stuart Dolleck, Philip Primak, Allen Klein and Bentley J. Blum. (1)

         10.4 Amended and Restated Revolving Credit Loan Agreement dated as of April 25, 1989, among Specialty Retail Services, Inc., Gobi-Primak, Inc., The Beauty Group, Inc., ASM Labs, Inc. and Fleet Credit Corporation, and exhibits thereto. (1)

         10.5 Indenture of Lease, dated April 1,1985, between 618 Scotland Road Realty and Gobi- Primak, Inc. (1)

         10.6 Assignment and Assumption of Tenant's Interest in Lease, dated January 30, 1986, between Gobi-Primak, Inc., a New York corporation, and Gobi-Primak, Inc. a Delaware corporation. (1)

         10.7 Guaranty of Gobi-Primak, Inc. to the New Jersey Economic Development Authority and G.V.J. Associates dated January 30, 1986. (1)

         10.8 Non-Competition Agreements, dated as of January 30, 1986, between Specialty Retail Services, Inc. and each of Phillip Primak, Stuart Dolleck, Louis Primak and Allen Klein. (1)

         10.9 Employment Agreement, dated as of February 13, 1989, between Specialty Retail Services, Inc. and Murray Steinfink. (1)

         10.10 Agreement dated April 1, 1986, between Deal Wholesale Company, Inc., Gobi-Primak, Inc. and August Zolfo. (1)

         10.11 Letter Agreement dated March 2, 1989, between Gobi-Primak, Inc. and August Zolfo. (1)

         10.12 Restrictive Covenant and Agreement in Connection with Purchase of Assets and Employment dated April 1, 1986, between Gobi-Primak, Inc. and August Zolfo. (1)

         10.13 Form of Agreement, dated June 1, 1989, between the National Organization of Industrial Trade Unions, its Local Union No. 35 United States, and Gobi-Primak, Inc. (1)

         10.14 Reaffirmation Agreement, dated April 25, 1989, between Specialty Retail Services, Inc., ASM Labs, Inc., Gobi-Primak, Inc., The Beauty Group, Inc., Bentley J. Blum and Murray Steinfink for the benefit of Fleet Credit Corporation. (1)

         10.15 Stock Purchase and Settlement Agreement, dated as of May 15, 1989, between Specialty Retail Services, Inc. and Salvatore T. DiMascio. (1)

         10.16 Guaranty and Indemnity Agreement, dated as of May 15, 1989, by and among Bentley J. Blum, Paul E. Hannesson, Murray Steinfink and Specialty Retail Services, Inc. (1)

         10.17 Form of distribution or license agreements between Gobi-Primak, Inc. and each of Alberto-Culver Company, Amitee Cosmetics, Inc., DeMert & Dougherty, Inc., Modern Research Laboratories, Inc. and The Wella Corp. (1)

         10.18 Purchase Agreement, dated June 15, 1989 among Specialty Retail Services, Inc., Gobi- Primak, Inc. and Amev Capital Corporation and Amev Venture Associates II, L.P. and exhibits thereto. (1)

         10.19 Agreement, dated June 7, 1989, by and among Bentley J. Blum, Paul E. Hannesson, Murray Steinfink and Specialty Retail Services, Inc. (2)

         10.20 Letter Agreement dated August 4, 1989 between Gobi-Primak and Stuart Dolleck respecting repurchase of Seller Note. (2)

         10.21 Letter from Fleet Credit Corporation to Specialty Retail Services, Inc. dated August 10, 1989. (2)

         10.22 Letter from Amev Capital Corporation to Specialty Retail Services, Inc. dated August 1989. (2)

         10.23 Amendment dated August 22, 1989 to the Amended and Restated Revolving Credit Loan Agreement dated as of April 25, 1989, among Specialty Retail Services, Inc., Gobi- Primak, Inc., The Beauty Group, Inc., ASM Labs, Inc. and Fleet Credit Corporation. (3)

         10.24 Form of Second Amendment dated April 4, 1990, and effective as of January 1, 1989, to Amended and Restated Revolving Credit Loan Agreement dated as of April 25,1989, as amended August 22, 1989 by and among Specialty Retail Services, Inc., Gobi-Primak, Inc., Salon Technology, Inc., Special Markets Services, Inc., and Fleet Credit Corporation. (4)

         10.25 Third Amendment, effective September 30, 1990, to Amended and Restated Revolving Credit Loan Agreement dated as of April 25, 1989, as amended August 22, 1989 and April 4, 1990, by and among Specialty Retail Services, Inc., Gobi-Primak, Inc., Salon Technology, Inc., Special Markets Services, Inc., and Fleet Credit Corporation. (5)

         10.26 Fourth Amendment, effective March 31, 1991, to Amended and Restated Revolving Credit Loan Agreement dated as of April 25, 1989, as amended August 22, 1989, April 4, 1990 and September 30, 1990, by and among Specialty Retail Services, Inc., Gobi-Primak, Inc., Salon Technology, Inc., Special Markets Services, Inc. and Fleet Credit Corporation. (5)

         10.27 Cash Pledge Agreement, dated March 18, 1991 by and between Specialty Retail Services, Inc. and Fleet Credit Corporation.
                  (5)

         10.28 Fifth Amendment, effective July 30, 1991, to Amended and Restated Revolving Credit Loan Agreement dated as of April 25, 1989, as amended August 22, 1989, April 4, 1990, September 30,1990 and March 31,1991 by and among Specialty Retail Services Inc., Gobi- Primak, Inc., Salon Technology, Inc., Special Market Services, Inc. and Fleet Credit Corporation.
                  (6)

         10.29 Assumption of Cash Pledge Agreement, dated September 16, 1991, by and between Salon Technology, Inc. and Fleet Credit Corporation. (6)

         10.30 Notice of Event of Default dated November 5, 1991 from Fleet Credit Corporation to Gobi-Primak, Inc., Salon Technology, Inc., Special Market Services, Inc. and Specialty Retail Services, Inc. (7)

         10.31 Agreement, dated November 1, 1991, by and between the Company, the Company's subsidiaries, Fleet, Murray Steinfink and Bentley J. Blum. (7)

         10.32 Agreement, dated January 16, 1992, between the Company, its subsidiary Salon Technology, Inc., and American International Industries on the sale of substantially all of the assets of Salon Technology, Inc. to American International Industries.
                  (8)

         10.33 Notice of Default dated March 23, 1992 by the Company on the 10% Subordinated Notes dated January 30, 1986. (8)

(3)      Reports on Form 8-K        None.

- ----------------------------------

(1) Filed as an Exhibit to the Company's Registration Statement on Form S-18 (Reg. No.. 33-29702-NY) and incorporated herein by reference.

(2) Filed as an Exhibit to Amendment No. 1 to the Company's Registration Statement of Form S-18 and incorporated herein by reference.

(3) Filed as an Exhibit to Amendment No. 2 to the Company's Registration Statement on Form S-18 and incorporated herein by reference.

(4) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1989.

(5) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1990.

(6) Filed as an Exhibit to the Company's Form 10-Q for the second quarter ended June 30, 1991.

(7)      Filed as an Exhibit to the Company's Form 8-K filed on November 7,
         1991.

(8) Filed as an Exhibit to the Company's Form 10-K for the year ended December 31, 1991.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SPECIALTY RETAIL SERVICES, INC.

                                       By: /S/ Murray Steinfink
                                           --------------------------
                                               Murray Steinfink, President;
                                               Chairman of the Board and
                                               Chief Executive Officer

                                               Dated:  April 5, 1996

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SPECIALTY RETAIL SERVICES, INC.

Signature                           Title                               Dated

By:/S/ Murray Steinfink     Chairman of the Board,             April 5, 1996
   -----------------------
         Murray Steinfink   Chief Executive Officer,
                            Director

By:/S/ Bentley J. Blum      Director                           April 5, 1996
   -----------------------
         Bentley J. Blum

                         SPECIALTY RETAIL SERVICES, INC.
                                AND SUBSIDIARIES

                           DECEMBER 31, 1995, AND 1994

                              FINANCIAL STATEMENTS

                           [TANNER & CO. LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS OF
SPECIALTY RETAIL SERVICES, INC.

         We have audited the consolidated statement of deficiency in net assets available in liquidation of Specialty Retail Services, Inc., and subsidiaries (the Company) as of December 31, 1995 and 1994, and the related consolidated statement of changes in deficiency in net assets available in liquidation for the three years ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         As described in note 1 to the consolidated financial statements, on November 5, 1991, the Company turned over all of its assets for liquidation to the financial institution holding certain liens on a peaceful possession basis. The financial institution commenced a liquidation shortly thereafter. As a result, the Company has changed its basis of accounting for periods subsequent to November 5, 1991 from the going concern basis to a liquidation basis.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated deficiency in net assets in liquidation of Specialty Retail Services, Inc., and subsidiaries as of December 31, 1995 and 1994 and consolidated changes in deficiency in net assets in liquidation for the three years ended December 31, 1995, in conformity with generally accepted accounting principles applied on the basis described in the preceding paragraph.

         As discussed in Note 8 to the financial statements, the Company is a party to various legal actions against it. The ultimate outcome of this uncertainty cannot presently be determined. Accordingly, the accompanying financial statements and schedules do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Tanner & Co.
- -----------------------------
Salt Lake City, Utah
February 7, 1996

                         SPECIALTY RETAIL SERVICES, INC.

                                AND SUBSIDIARIES

               CONSOLIDATED STATEMENT OF DEFICIENCY IN NET ASSETS

                            AVAILABLE IN LIQUIDATION

                           DECEMBER 31, 1995 AND 1994

                                                         1995          1994
                                                         ----          ----
ASSETS:

    Cash                                             $      1,000          1,000
                                                     ============    ===========

LIABILITIES:
    Note payable bank                                      19,000         19,000
    Accounts payable and accrued liabilities            2,416,000      2,416,000
    Accrued lease obligation                            2,020,000      1,894,000
    Subordinated notes payable                          1,404,000      1,606,000
    Due to related parties                              1,111,000        780,000
    Accrued interest payable and dividends                902,000        788,000
                                                     ------------    -----------

            Total liabilities                           7,872,000      7,503,000
                                                     ------------    -----------

            Net deficiency in assets available
            in liquidation                           $ (7,871,000)    (7,502,000)
                                                     ============    ===========

STOCKHOLDERS' DEFICIENCY IN ASSETS:
    Preferred stock, 6% cumulative callable, $100
         par value, 4,550 shares issued and
         outstanding                                 $    455,000        455,000
    Common stock, $.01 par value; 15,000,000
         shares authorized; 6,485,294 shares
         issued and outstanding                            65,000         65,000
    Additional paid-in capital                          2,975,000      2,975,000
    Accumulated deficit                               (11,366,000)   (10,997,000)
                                                     ------------    -----------

            Net stockholders' deficiency in assets   $ (7,871,000)    (7,502,000)
                                                     ============    ===========

See notes to consolidated financial statements.

                         SPECIALTY RETAIL SERVICES, INC.
                                AND SUBSIDIARIES

               CONSOLIDATED STATEMENT OF CHANGES IN DEFICIENCY IN
                       NET ASSETS AVAILABLE IN LIQUIDATION

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                          1995           1994          1993
                                                          ----           ----          ----
Changes in deficiency in net assets available
   in liquidation attributed to:
         Increase in cash                                     -0-           -0-         1,000
         Decrease in subordinated notes payable           202,000       210,000        90,000
         Collection of bad debts                              -0-           -0-         8,000
         Increase in accrued lease obligation            (126,000)     (290,000)          -0-
         Increase in accrued interest and dividends
            payable                                      (114,000)      (71,000)     (220,000)
         Increase in advance from related parties        (331,000)     (437,000)     (153,000)
                                                      -----------    ----------    ----------

                                                         (369,000)     (588,000)     (274,000)

Deficiency in net assets available in
    liquidation at beginning of period                 (7,502,000)   (6,914,000)   (6,640,000)
                                                      -----------    ----------    ----------

Deficiency in net assets available in
    liquidation at end of period                      $(7,871,000)   (7,502,000)   (6,914,000)
                                                      ===========    ==========    ==========

See notes to consolidated financial statements.

                         SPECIALTY RETAIL SERVICES, INC.

                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1995, 1994 AND 1993

(1)     THE COMPANY

                  Specialty Retail Services, Inc., (the Company), formerly known as Quaker Penn Corp. through its principal subsidiaries (Gobi-Primak, Inc., and Salon Technology, Inc. (GobiPrimak), was a distributor of professional beauty products and accessories to retail markets.

                  On December 19, 1990, the Company acquired the assets of The Bonat Group, Inc. and Bonat of Canada, Ltd., a manufacturer of professional hair care products, including the working capital, formulas and trademarks.

                  On October 24, 1991, the Company announced that the board of directors of Gobi-Primak, its principal operating subsidiary, had determined there were no further sources of capital available to meet the severe working capital shortages faced by Gobi-Primak and that the Company intended to explore various alternatives, including the sale of Gobi-Primak.

                  On November 5, 1991, Fleet Credit Corporation, the Company's principal lender, sent Gobi-Primak a letter of an event of default under the loan agreement demanding immediate repayment of all sums outstanding under the loan agreement. Since Fleet Credit Corporation had liens against all assets of Gobi-Primak and its subsidiaries, the board of directors decided to immediately turn over all of the assets of Gobi-Primak to Fleet Credit Corporation on a peaceful possession basis for liquidation. Fleet Credit Corporation immediately appointed a liquidator to supervise the liquidation.

                  On January 16, 1992, and as part of the liquidation process, the Company sold substantially all of the assets of one of its subsidiaries, Salon Technology, Inc., for approximately $175,000 cash. In connection therewith, the buyer assumed trade payables and other liabilities of Salon Technology, Inc. Simultaneous with the sale of assets, in consideration for $115,000, the senior lender assigned all of its rights to certain Salon Technology, Inc., royalties and Gobi-Primak claims against third parties to Bergen, Inc., a corporation owned by an individual not affiliated with the Company but who maintains a business relationship with Bentley J. Blum, a principal shareholder of the Company. Bergen, Inc., borrowed the $115,000 used to purchase such royalties and claims from Bentley J. Blum. All funds received from the sale were delivered to Gobi-Primak's principal lender pursuant to the terms of an agreement whereby Gobi-Primak agreed to give to such lender peaceful possession of all of its assets.

                         SPECIALTY RETAIL SERVICES, INC.

                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(1)     THE COMPANY - CONTINUED

                  In the third quarter of 1994, the Company settled a disagreement with subordinated note holders. Under terms of the settlement agreement the Company commenced payments to the subordinated note holders on October 1, 1994, through June 1, 1999. The principal and accrued interest of approximately $800,000 is included in the Consolidated Statement of Deficiency in Net Assets in Liquidation, and the balance of approximately $150,000 will be recognized as interest in future periods as per the subordinated note terms. These obligations have been personally guaranteed by a director of the Company. As of December 31, 1995, approximately $473,900 of the $950,000 has been paid. The director is currently satisfying the notes and as payments are made, the Company will have an obligation to repay the director. The director has the option to pledge certain securities to the payees of these notes, in which event the Company shall be released of all obligations to those individuals.

                  As of December 31, 1995, the Company has liquidated substantially all of its net assets.

(2)     SIGNIFICANT ACCOUNTING POLICIES PRIOR TO LIQUIDATION

        PRINCIPLES OF CONSOLIDATION

                  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions have been eliminated.

        CASH AND CASH EQUIVALENTS

                  Cash and cash equivalents represents cash on deposit at banks and commercial paper which have maturities of three months or less.

        ACCOUNTING ESTIMATE

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        RECENT ACCOUNTING PRONOUNCEMENTS

                  The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard No. 123 "Accounting for Stock Based Compensation" effective for years beginning after December 15, 1995. Statement No. 123 will not have a material impact on the Company's financial statements.

                         SPECIALTY RETAIL SERVICES, INC.

                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(3)     NOTES PAYABLE

        FLEET CREDIT CORPORATION

                  During 1991, the Company had in place a $8,000,000 revolving credit loan agreement which matured on March 31, 1992 (Overadvance). This note was secured by receivables, inventory, cash and personal guarantees of certain officers and directors of the Company. Interest was at 2% above prime (9.5% at December 31, 1991) under the terms of the loan agreement and the Company was required to pay a monthly unused commitment fee, a daily collection fee and other fees in accordance with the terms of the loan agreement. At December 31, 1995 and 1994, the balance outstanding on the loan was approximately $19,000.

                  The above-mentioned loan agreement contains provisions relating to the maintenance of minimum levels of working capital, net income, capital base and interest coverage (all as defined). On November 5, 1991, Fleet sent Gobi-Primak, the Company's principal subsidiary, a letter of an event of default under the loan agreement demanding immediate repayment of all sums outstanding, approximately $3,423,000 at that time. The notice stated that the Company's financial statements for the three quarters ending September 30, 1991, revealed significant defaults of several financial covenants which the Company was required to maintain.

                  In a separate agreement dated as of November 1, 1991, between Fleet, the Company, its subsidiaries, Bentley J. Blum and Murray Steinfink, Fleet agreed to release the Company from liability as a guarantor of the obligations to Fleet under the loan agreement and agreed to limit the maximum liability of Bentley J. Blum and Murray Steinfink, under their respective guarantees to an aggregate of $250,000. In 1992, Messers Blum and Steinfink paid approximately $96,000 under the terms of the guarantee agreement and this amount has been included in the statement of net assets available in liquidation under the caption "due to related parties."

                         SPECIALTY RETAIL SERVICES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(3)     NOTES PAYABLE - CONTINUED

        SUBORDINATED NOTES PAYABLE

                  Subordinated notes payable consist of the following at December 31:

                                                                     1995         1994
                                                                     ----         ----
Note payable AMEV with interest at 14% with installment
payments due through March 31, 1995. The Company is in default
under the terms of the agreement                                 $  988,000     988,000

Notes payable to two individuals with interest at 10%,
requiring quarterly installments totaling $57,010 including
interest, due in 1999, personally guaranteed by a director
of the Company                                                      385,000     504,000

Note payable to an individual with interest at 12%, requiring quarterly payments of $30,749 including interest due January,
1996, and personally guaranteed by a director of the Company         31,000     114,000
                                                                 ----------   ---------

                                                                 $1,404,000   1,606,000
                                                                 ==========   =========


                  During the years ended December 31, 1995 and 1994 increases in accrued interest payable were charged against the net deficiency in assets available in liquidation in the amount of $195,000 and $221,000, respectively.

                         SPECIALTY RETAIL SERVICES, INC.

                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(4)     INCOME TAXES

                  There are no significant temporary differences in the recognition of income and expenses between financial and tax reporting. The Company has net operating loss carryforwards available in the amount of approximately $7,574,000 which expire beginning in the year 2003. If substantial changes in the Company's ownership should occur, there would be an annual limitation of the amount of carryforwards which could be utilized.

                  No tax asset has been established as it is not possible to estimate the utilization of carrying forward the available net operating losses to future periods to offset income. An allowance has, therefore, been established to offset any tax asset.

(5)     COMMITMENTS

        LEASES

                  The Company, through its wholly-owned subsidiary, Gobi-Primak leases a building from 618 Scotland Road Realty, (618 Realty) which is wholly-owned by certain former officers of Gobi-Primak, who are also former stockholders of the acquired company. The lease has been assigned by the Company to Fleet Credit Corporation as collateral security under the terms of its credit facility. Concurrently with this assignment, Gobi-Primak delivered a guaranty of 618 Realty's obligations under an industrial development bond mortgage in the principal amount of $1,350,000 and was granted a second mortgage on the premises. The lease is classified as an operating lease and will expire no later than August 31, 2005.

                  As a result of the liquidation, Gobi-Primak has vacated the premises under lease. Accordingly, the present value of the remaining lease payments under the terms of the lease have been accrued at approximately $2,020,000 and $1,894,000 in 1995 and 1994, respectively. These amounts are included in the statement of deficiency in net assets available in liquidation under the caption of accrued lease obligation. As a result of the liquidation of all of the Company's assets by Fleet which began on November 5, 1991, the Company is in default on all of its leases.

        DEFERRED PREFERRED DIVIDEND AND INTEREST PAYMENTS

                  Under the revolving credit loan agreement, the Company may not pay dividends on the 6% cumulative callable preferred stock or interest on the loan prior to conversion of preferred stock. At December 31, 1995 and December 31, 1994, there were outstanding dividend and interest accruals of $213,385 and $186,085, respectively.

                         SPECIALTY RETAIL SERVICES, INC.

                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(6)     STOCK OPTION PLAN

                  The Company has a stock option plan in which the Company may grant 600,000 shares of its common stock to key employees. Under the plan, full-time employees may be granted incentive stock options and nonemployees may receive only nonqualified stock options. The exercise price of an incentive stock option must be at least equal to the fair market value of the common stock on the date such option is granted. The exercise price on nonqualified options granted under the plan is determined by the board of directors. Options expire ten years after date of grant unless optionee is the beneficial owner of 10% or more of the Company's common stock, in which event the options granted hereunder shall expire five years after date of grant. At December 31, 1995, options of 10,000 were outstanding.

                  Transactions are summarized as follows:

                                      SHARES UNDER OPTION
                                 ---------------------------
                                              NON -    PRICE
                                 INCENTIVE  QUALIFIED  RANGE
                                 ---------  ---------  -----
Outstanding, December 31, 1992    78,627       -0-   $ .25-2.00
Granted - 1993                       -0-       -0-   -0-
Exercised                            -0-       -0-   -0-
Cancelled                        (68,627)      -0-   .25-2.00
                                 -------       ---

Outstanding, December 31, 1993    10,000       -0-   $       .25
                                 -------       ---

Outstanding, December 31, 1994    10,000       -0-   $       .25
                                 -------       ---

Outstanding, December 31, 1995    10,000       -0-   $       .25
                                  ======       ===

                  Twenty-five percent of the above options become exercisable on each of the first through fourth anniversaries of the option date. At December 31, 1995, 590,000 shares were available for future grant. No option may be granted under the Plan subsequent to September 30, 1992. No options were exercised under this plan during 1995 and 1994.

                         SPECIALTY RETAIL SERVICES, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(7)     RELATED PARTY TRANSACTIONS

                  During the year ended December 31, 1995, the following related party transactions occurred:

                  - A company controlled by an officer/shareholder of the Company and another related individual made net advancements of approximately $331,000 to cover administrative and liquidation expenses. The total amount advanced from the related Company and other officers and shareholder of the Company at December 31, 1995 is $1,111,000.

                  During the year ended December 31, 1994, the following related party transactions occurred:

                  - A company controlled by an officer/shareholder of the Company advanced approximately $437,000 to cover administrative and liquidation expenses. The total amount advanced from the related Company and other officers and shareholders of the Company at December 31, 1994 is $780,000.

                  At December 31, 1995 and 1994, the Company had recorded a balance of approximately $33,000 due to an officer/shareholder of the Company in connection with an employment agreement. The balance is included in the $1,111,000 and $780,000, respectively, due to related parties.

(8)     CONTINGENCIES

                  The Company is a party to various legal actions. These actions claim substantial amounts as a result of alleged breach of contract and other matters. Independent counsel has advised that they cannot offer an opinion as to the probable outcome or the ultimate liability that may result from these actions.

EXHIBIT INDEX



Exhibit No.             Description
- ----------              -----------------------
EX-27                   Financial Data Schedule