Form 10-Q
period 1996-03-31
SPECIALTY RETAIL SERVICES INC
filed 1996-04-12
CIK 824768

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

/XX/         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES AND EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 1996

                                       OR

/ /          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES AND EXCHANGE ACT OF 1934

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
YES     X        NO
    -------         ------

    Number of shares of common stock outstanding at April 12, 1996 (latest practicable date): Issued and Outstanding: 6,485,294

                         PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                SPECIALTY RETAIL SERVICES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN

                       NET ASSETS AVAILABLE IN LIQUIDATION

                                                (000'S OMITTED)
                                             MARCH 31, DECEMBER 31,
                                               1996       1995
                                           ------------  --------
ASSETS                                      (UNAUDITED)
Cash                                         $      1    $      1
                                             --------    --------
                         TOTAL ASSETS        $      1    $      1
                                             --------    --------

LIABILITIES

Note payable bank                                  19          19
Accounts payable and accrued liabilities        2,416       2,416
Accrued lease obligation                        2,020       2,020
Subordinate notes payable                       1,335       1,404
Advances from related parties                   1,192       1,111
Accrued interest payable and dividends            943         902
                                             --------    --------
                         TOTAL LIABILITIES      7,925       7,872
                                             --------    --------

Net deficiency in assets
available in liquidation                     $ (7,924)   $ (7,871)
                                             ========    ========

STOCKHOLDERS' DEFICIENCY IN ASSETS:

  Preferred stock, 6% cumulative
    callable, $100 par value, 4,550
    shares issued and outstanding                 455         455
  Common stock, $.01, par value;
    15,000,000 authorized;
    6,485,294 shares issued and
    outstanding                                    65          65
  Additional paid in capital                    2,975       2,975
  Accumulated deficit                         (11,419)    (11,366)
                                             --------    --------

NET STOCKHOLDERS' DEFICIENCY IN ASSETS       $ (7,924)   $ (7,871)
                                             ========    ========

            See notes to condensed consolidated financial statements.

                SPECIALTY RETAIL SERVICES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIENCY
                     IN NET ASSETS AVAILABLE IN LIQUIDATION

                                             (000'S OMITTED)
                                           THREE MONTHS ENDED
                                             MARCH 31, 1996
                                           ------------------
                                               (UNAUDITED)
Changes in deficiency in net assets
  available in liquidation
  attributed to:
    Decrease in subordinated notes payable       $    69
    Increase in advance from related parties         (81)
    Increase in accrued interest and dividends       (41)
                                                 -------
                                                     (53)
Deficiency in net assets available in
  liquidation at beginning of period              (7,871)
                                                 -------
Deficiency in net assets available in
  liquidation at March 31, 1996                  $(7,924)
                                                 =======

            See notes to condensed consolidated financial statements.

                SPECIALTY RETAIL SERVICES, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIENCY IN NET ASSETS

                                   (UNAUDITED)

                                   (IN 000'S)

                                                       Additional
                       Preferred Stock  Common   Stock  Paid-in    Accum
                         Shares Amount  Shares   Amount Capital   Deficit     Total
Bal, Jan 1, 1996           4.5   $455   6,485.3   $ 65   $2,975   $(11,366)  $(7,871)

Decrease in Sub-
  ordinated Notes                                                       69        69

Advances from
  Related Parties                                                      (81)      (81)

Increase in Accrued
  Interest                                                             (34)      (34)

Dividends accrued
  on Preferred Stock        --     --        --     --       --         (7)       (7)
                           ---------------------------------------------------------

Bal, March 31, 1996        4.5   $455   6,485.3   $ 65   $2,975   $(11,419)  $(7,924)
                           =========================================================

            See notes to condensed consolidated financial statements.

                SPECIALTY RETAIL SERVICES, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                             MARCH 31, 1996 AND 1995

Note A - Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these unaudited condensed financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 10-K for the year ended December 31, 1995.

    In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the consolidated statement of deficiency in net assets available in liquidation and changes in deficiency in net assets available in liquidation at March 31, 1996 and for all periods presented herein have been made.

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

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF DEFICIENCY
             IN NET ASSETS AVAILABLE IN LIQUIDATION

    In the third quarter of 1994, the Company settled a disagreement with subordinated note holders. The subordinated note holders will begin to be paid amounts due, commencing October 1, 1994, through June 1, 1999. The principal and accrued interest of approximately $800,000 is included in the Consolidated Statement of Deficiency in Net Assets in Liquidation, and the balance of approximately $140,000 will be recognized as interest subsequent to Ocober 1, 1994, as per the subordinated note terms. Of the $940,000, approximately $525,000 has been paid to date.

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

                                       SPECIALTY RETAIL SERVICES, INC.
                                       (Registrant)

                                       /s/ Murray Steinfink
                                       ------------------------------
                                           Murray Steinfink
                                           Chairman and President

Date: April 12, 1996

EXHIBIT INDEX

Exhibit No.                    Description
- ----------                     -----------
EX-27                          Financial Data Schedule