Form 10-Q
period 1996-09-30
SPECIALTY RETAIL SERVICES INC
filed 1996-10-10
CIK 824768

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)


XX           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
--           OF THE SECURITIES AND EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1996

                                       OR

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
YES  X         NO
    ---           ---

         Number of shares of common stock outstanding at October 10, 1996 (latest practicable date): Issued and Outstanding: 6,485,294

                         PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                SPECIALTY RETAIL SERVICES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN

                       NET ASSETS AVAILABLE IN LIQUIDATION

                                                        (000'S OMITTED)
                                                 SEPTEMBER 30,   DECEMBER 31,
                                                     1996            1995
                                                 -------------   ------------
ASSETS                                           (UNAUDITED)

                          TOTAL ASSETS            $      1         $      1
                                                  --------         --------

LIABILITIES

Note payable bank                                       19               19
Accounts payable and accrued liabilities             2,416            2,416
Accrued lease obligation                             2,020            2,020
Subordinate notes payable                            1,255            1,404
Advances from related parties                        1,340            1,111
Accrued interest payable and dividends               1,026              902
                                                  --------         --------
                         TOTAL LIABILITIES           8,076            7,872
                                                  --------         --------

Net deficiency in assets
available in liquidation                          $ (8,075)        $ (7,871)
                                                  ========         ========

STOCKHOLDERS' DEFICIENCY IN ASSETS:

  Preferred stock, 6% cumulative
    callable, $100 par value, 4,550
    shares issued and outstanding                      455              455
  Common stock, $.01, par value;
    15,000,000 authorized;
    6,485,294 shares issued and
    outstanding                                         65               65
  Additional paid in capital                         2,975            2,975
  Accumulated deficit                              (11,570)         (11,366)
                                                  --------         --------

NET STOCKHOLDERS' DEFICIENCY IN ASSETS            $ (8,075)        $ (7,871)
                                                  ========         ========


            See notes to condensed consolidated financial statements.

                SPECIALTY RETAIL SERVICES, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIENCY

                     IN NET ASSETS AVAILABLE IN LIQUIDATION



                                            (000'S OMITTED)    (000'S OMITTED)
                                          THREE MONTHS ENDED  NINE MONTHS ENDED
                                             SEPT 30, 1996      SEPT 30, 1996
                                             -------------      -------------
                                             (UNAUDITED)         (UNAUDITED)
Changes in deficiency in net assets
  available in liquidation
  attributed to:
    Decrease in subordinated notes
      payable                               $    40                 $   148
    Increase in advance from related
      parties                                   (96)                   (229)
    Increase in accrued interest and
      dividends                                 (41)                   (123)
                                            -------                 -------

                                                (97)                   (204)

Deficiency in net assets available in
  liquidation at beginning of period         (7,978)                 (7,871)
                                            -------                 -------

Deficiency in net assets available in
  liquidation at September 30, 1996         $(8,075)                $(8,075)
                                            =======                 =======


            See notes to condensed consolidated financial statements.

                SPECIALTY RETAIL SERVICES, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIENCY IN NET ASSETS

                                   (UNAUDITED)

                                   (IN 000'S)

                                                            Additional
                       Preferred  Stock  Common     Stock    Paid-in    Accum
                        Shares    Amount Shares     Amount   Capital   Deficit      Total
                        ------    ------ ------     ------   -------   -------      -----
Bal, Jan 1, 1996         4.5      $ 455  6,485.3     $65      $2,975   $(11,366)   $(7,871)

Decrease in Sub-
  ordinate Notes                                                            148        148

Advances from
  Related Parties                                                          (229)      (229)

Increase in Accrued
  Interest                                                                 (103)      (103)

Dividends accrued
on Preferred Stock        --         --       --      --          --        (20)       (20)
                         ---      -----  -------     ---      ------   --------    -------

Bal, Sept 30, 1996       4.5      $ 455  6,485.3     $65      $2,975   $(11,570)   $(8,075)
                         ===      =====  =======     ===      ======   ========    =======


Bal, Jan 1, 1995         4.5      $ 455  6,485.3     $65      $2,975   $(10,997)   $(7,502)

Decrease in Sub-
  ordinate Notes                                                            134        134

Advances from
  Related Parties                                                          (240)      (240)

Increase in Accrued
  Interest                                                                  (61)       (61)

Dividends accrued
on Preferred Stock        --         --       --      --          --        (20)       (20)
                         ---      -----  -------     ---      ------   --------    -------

Bal, Sept 30, 1995       4.5      $ 455  6,485.3     $65      $2,975   $(11,184)   $(7,689)
                         ===      =====  =======     ===      ======   ========    =======

            See notes to condensed consolidated financial statements.

                SPECIALTY RETAIL SERVICES, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                           SEPTEMBER 30, 1996 AND 1995

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


         In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the consolidated statement of deficiency in net assets available in liquidation and changes in deficiency in net assets available in liquidation at September 30, 1996 and for all periods presented herein have been made. The consolidated statements of changes in deficiency in net assets for the nine month periods ended September 30, 1996 are not necessarily indicative of the results expected for the year ended December 31, 1996.


B - Liquidation of business

         On October 24, 1991, Specialty Retail Services, Inc. (the "Company") announced that the Board of Directors of Gobi-Primak, Inc., ("Gobi"), its principal operating subsidiary, had determined that there were no further sources of capital available to meet the severe working capital shortages faced by Gobi, and further announced that it intended to explore various alternatives, including the sale of Gobi.

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

         Fleet immediately appointed a liquidator, Alco Capital, to supervise the liquidation of all of Gobi's assets. In 1992, all of the assets of Gobi were liquidated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF DEFICIENCY IN NET ASSETS AVAILABLE IN LIQUIDATION


         In the third quarter of 1994, the Company settled a disagreement with subordinated note holders. The subordinated note holders began to be paid amounts due, commencing October 1, 1994, with payments scheduled to continue through June 1, 1999. The principal of approximately $267,000 is included in the Consolidated Statement of Deficiency in Net Assets in Liquidation, and the balance of approximately $37,000 will be recognized as interest in future periods as per the subordinated note terms. These obligations have been personally guaranteed by a director of the Company. The director is currently satisfying the notes, and as payments are made, the Company will have an obligation to repay the director. The director has the option to pledge certain securities to the payees of these notes, in which event the Company shall be released of all obligations to those payees.

         During 1992, Gobi's senior lender, Fleet Credit Corporation ("Fleet"), completed the liquidation of Gobi's assets and generated funds to reduce the note payable to the bank by approximately $1,400,000.

         There are no assets available for disbursement to unsecured creditors.



                           PART II - OTHER INFORMATION


ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

         On November 5, 1991, Gobi was notified by Fleet that an Event of Default existed under Gobi's Amended and Restated Revolving Credit Loan Agreement dated as of April 25, 1989. The Company's Board of Directors elected to turn over all of Gobi's assets to Fleet for liquidation on a peaceful possession basis. Fleet immediately began the liquidation of Gobi's assets. In 1992, all of the assets of Gobi were liquidated.


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




                                                SPECIALTY RETAIL SERVICES, INC.
                                                (Registrant)



                                                /s/  Murray Steinfink
                                                -------------------------------
                                                Murray Steinfink
                                                Chairman and President









Date: October 10, 1996