Form 10-K
period 1996-12-31
SPECIALTY RETAIL SERVICES INC
filed 1997-03-31
CIK 824768

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996

                         Commission File Number 0-17941

                         SPECIALTY RETAIL SERVICES, INC.
             (Exact name of Registrant as specified in its charter)

           DELAWARE                                      22-2686442
(state or other jurisdiction of             (IRS Employer Identification Number)
 incorporation or organization)

                 150 EAST 58TH STREET, NEW YORK, NEW YORK                  10155
               (Address of principal executive offices                (Zip Code)
       Registrant's telephone number, including area code: (212) 935-5030

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
 Common Stock $.01 Par Value                                       None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day YES [ X ] NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements contained incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ ]

         As of March 31, 1997, (a) 6,485,294 shares of the Company's Common Stock were outstanding; (b) 3,846,544 shares of Common Stock were held by non-affiliates; and (c) the aggregate market value of shares of Common Stock held by non-affiliates was $115,396, based upon the closing bid price of $.03 per share on March 31, 1997.

                                     PART I

Item 1. BUSINESS

     In late October 1991, the Board of Directors of Specialty Retail Services, Inc. (the "Company"), after determining that there were no further sources of capital available to meet severe working capital shortages faced by its principal subsidiary, Gobi Primak, Inc. ("Gobi"), decided to liquidate the Company's affairs as quickly as possible. On November 6, 1991, Gobi's principal lender, Fleet Credit Corporation ("Fleet"), sent Gobi a notice of an Event of Default under the Loan Agreement and demanding immediate repayment of all sums outstanding under the Loan Agreement. Immediately thereafter, Fleet began the liquidation of Gobi's assets. As of December 31, 1992, all of Gobi's assets had been liquidated. The liquidation of Gobi's assets did not generate sufficient funds to repay the outstanding borrowings from Fleet. The outstanding borrowings from Fleet at December 31, 1996 were approximately $19,000.

     Through October 1991, Specialty Retail Services, Inc., through its wholly-owned subsidiaries (hereinafter, collectively, the "Company"), manufactured, distributed and marketed a broad range of professional beauty products, including hair care, nail care, cosmetics, skin care and other beauty accessories to independent and chain drug stores, supermarkets, mass merchandisers, warehouse clubs, retail distributors, salons and beauty supply outlets, and to consumers. The Company had serviced approximately 90% of its product sales directly from its 52,000 square foot of space and distribution facility located in East Brunswick, New Jersey. During 1996, 1995 and 1994 the Company had no operations or activities.

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

     The Company leased (the "Lease") the Premises from 618 Scotland Road Realty ("618 Realty"), a New Jersey partnership formed by the former stockholders of Gobi-Primak, Inc., a New York corporation ("Old Gobi"), the assets of which were purchased by the Company. The 20-year lease, which expires on August 31, 2005, provides for annual rent for the first ten years in an amount equal to 110% of the annual real estate taxes on the premises and interest and principal due under the note issued in connection with the purchase of such property by 618 Realty (the "Note"). Lease payments had been $14,305 per month. Rental payments after the tenth year are adjusted to equal the then fair market rental of the Premises. The Lease has been assigned by the Company to Fleet as collateral security under the teens of its credit facility. Concurrently with this assignment, Gobi delivered a guaranty of 618 Realty's obligations under an industrial development bond mortgage, and was granted a second mortgage on the Premises. Gobi's interest in the lease and the second mortgage were collaterally assigned to Fleet as security for Gobi's obligations to Fleet. At the inception of the lease, management of the Company believed that the terms of the Lease were no less favorable than those which could be obtained from an independent third party in an arm's length transaction.

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

     In the third quarter of 1994, the Company settled a disagreement with subordinated note holders. The subordinated note holders will begin to be paid amounts due, commencing October 1, 1994, through June 1, 1999. The principal and accrued interest is approximately $800,000 and the balance of approximately $150,000 will be recognized as interest in future periods as per the subordinated note terms. These obligations have been personally guaranteed by a director of the Company. As of December 31, 1996, approximately $693,600 of the $950,000 has been paid. The director is currently satisfying the notes and as payments are made, the Company will have an obligation to repay the director. The director as the option to pledge certain securities to the payees of these notes, in which event the Company will be released of all obligations to those payees.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters that were brought before a stockholder vote during the fourth quarter of the fiscal year of the Company which ended on December 31, 1996.

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


====================================================================================================================================
              FISCAL YEAR ENDED DECEMBER 31, 1996                              FISCAL YEAR ENDED DECEMBER 31, 1995
------------------------------------------------------------------------------------------------------------------------------------
            First        Second       Third        Fourth                   First        Second       Third        Fourth
            Quarter      Quarter      Quarter      Quarter                  Quarter      Quarter      Quarter      Quarter
------------------------------------------------------------------------------------------------------------------------------------
High:       $.08         $.17         $.17         $.10          High:      $.03         $.04         $.20         $.14
------------------------------------------------------------------------------------------------------------------------------------
Low:        $.05         $.02         $.09         $.03          Low:       $.01         $.001        $.001        $.03
====================================================================================================================================



     As of March 22, 1997, the Company had 6,485,294 outstanding shares of Common Stock held by approximately 102 registered holders.

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

REGISTRAR AND TRANSFER AGENT

Fleet Bank, P.O. Box 366, Providence, Rhode Island 02907 acts as the Company's Registrar and Transfer Agent.

Item 6.  SELECTED  FINANCIAL  DATA  Amounts  in  Thousands  Except for Per Share
Amounts



                             Fiscal Year        Fiscal Year        Fiscal Year       Fiscal Year        Fiscal Year
                                Ended              Ended              Ended             Ended              Ended
                              December           December           December           December           December
                             31, 1996(4)        31, 1995(4)        31, 1994(4)       31, 1993(4)        31, 1992(3)

Sales, net                        --                --                --                --                 --
Net (loss)                        --                --                --                --                 --
Per Share
Information:

Net (loss) (1)                    --                --                --                --                 --
Weighted average
shares outstanding (1)           6,485             6,485             6,485             6,485              6,485

Balance Sheet
Information

Working Capital                $(8,232)          $(7,871)          $(7,502)          $(6,914)           $(6,640)
Long Term Debt
and 14% Series A
Preferred Stock                $   455           $   455           $   455           $   455            $   455
Total Assets                   $     1           $     1           $     1           $     1                $--
Total Liabilities              $ 8,233           $ 7,872           $ 7,503           $ 6,915            $ 6,640
Stockholder's
equity (deficiency
in assets)(2)                  $(8,232)          $(7,871)          $(7,502)          $(6,914)           $(6,640)


----------

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

4.   The Company had no operations during 1993, 1994, 1995 and 1996.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

RESULTS OF OPERATIONS

Year Ended December 31, 1996 versus 1995

     The Company had no operations during 1996 and 1995.

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

     In the third quarter of 1994, the Company settled a disagreement with subordinated note holders. The subordinated note holders will begin to be paid amounts due, commencing October 1, 1994, through June 1, 1999. The principal and accrued interest is approximately $800,000 and the balance of approximately $150,000 will be recognized as interest in future periods as per the subordinated note terms. These obligations have been personally guaranteed by a director of the Company. As of December 31, 1996, approximately $693,600 of the $950,000 has been paid. The director is currently satisfying the notes and as payments are made, the Company will have an obligation to repay the director. The director has the option to pledge certain securities to the payees of these notes, in which event the Company will be released of all obligations to those payees.

     As of December 31, 1996, the Company had liquidated all of its net assets. At December 31, 1996, the Company had $1,000 in assets and total liabilities of $8,233,000.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

     The consolidated financial statements of the Company and its subsidiaries can be found on pages F-1 through F-11 included in this Item 8.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS

     The following table sets forth certain information concerning the directors, executive officers and other management personnel of the Company.



Name                  Age     Position and Offices Held With the Company
----                  ---     ------------------------------------------

Murray Steinfink      56      Chairman of the Board, President and Chief Executive Officer
Bentley J. Blum       55      Director



     All directors are serving a current term of office that continues until the Company's next annual meeting of stockholders and directors.

     Murray Steinfink co-founded the Company with Messrs. Paul E. Hannesson ("Hannesson") and Bentley J. Blum ("Blum") in January 1986, and currently serves as a Director, Chairman of the Board, President and Chief Executive Officer. From September 1984 to January 1986, Mr. Steinfink served as President of M.S. Associates, a private consulting and investment group which assisted private investors in acquiring various companies. From September 1983 to September 1984, Mr. Steinfink served as Vice President of Conair Corporation, a manufacturer and marketer of professional and retail personal care and beauty products. From March 1982 to August 1983, he was employed as Senior Vice PresidentProfessional Products Group for Revlon, Inc., a manufacturer of professional health and beauty aids. In such capacity he was responsible for initiating and implementing sales incentive, profit enhancement and cost savings programs. For six years prior to joining Revlon, Mr. Steinfink was the President-Specialty Products Group of M. Lowenstein Corporation, a textile manufacturer, where he was responsible for the introduction of a diverse group of textile related profit centers, the redeployment of assets and the divestiture of unprofitable corporate operations.

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

Item 11. EXECUTIVE COMPENSATION

     The following table sets forth the cash compensation paid by the Company during the fiscal years ended December 31, 1996, 1995 and 1994 to the Chairman and all executive officers of the Company.

                           SUMMARY COMPENSATION TABLE

                               Annual Compensation

                  (a)                 (b)            (c)                (d)

Name and Principal Position          Year        Salary ($)          Bonus ($)
---------------------------          ----        ----------          ---------
 Murray Steinfink                    1996             0                  0
 Chairman of the Board               1995             0                  0
                                     1994             0                  0


                     OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

     There were no options or stock appreciation rights granted to any employees, officers or directors in 1996, and there were no options exercised by any employees, officers or directors in 1996.

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

     The exercise price for shares purchased upon the exercise of non-qualified options granted under the Plan was determined by the Board of Directors. The exercise price of an incentive stock option was required to be at least equal to the fair market value of tile Company Stock on the date such option was granted (110% of the fair market value for 10% or greater stockholders). No employee could be granted incentive stock options in any year for shares having a fair market value, determined as of the date of grant, in excess of $100,000.

     No option may have a term of more than ten years (five years for 10% or greater stockholders). No Option may be granted under the Plan subsequent to September 30, 1992. Options generally may be from the date of grant to the date of exercise. However, options may be exercised upon termination of employment or upon the death or disability of an employee within certain specified periods.

     The total number of options outstanding at December 31, 1996 were 10,000 at an exercise price of $.25 per share. No options were exercised in 1996.

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

     At December 31, 1996 and 1995, the Company owed approximately $33,000 to Murray Steinfink, in connection with an employment agreement.

     Companies controlled by Bentley J. Blum advanced approximately $315,100
(net) and $331,000 in 1996 and 1995, respectively, to cover administrative and liquidation expenses.

     In the third quarter of 1994, the Company settled a disagreement with subordinated note holders. The subordinated note holders will begin to be paid amounts due, commencing October 1, 1994, through June 1, 1999. The principal and accrued interest is approximately $800,000 and the balance of approximately $150,000 will be recognized as interest in future periods as per the subordinated note terms. These obligations have been personally guaranteed by a director of the Company. As of December 31, 1996 approximately $693,600 of $950,000 has been paid. The director is currently satisfying the notes and as payments are made, the Company will have an obligation to repay the director. The director has the option to pledge certain securities to the payees of these notes, in which event the Company will be released of all obligations to those payees.

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of March 22, 1997 certain information with respect to the beneficial ownership of shares of the Company's Common Stock by each person known to the Company to own more the 5% of such shares, by each director, and by all officers and directors as a group.


================================================================================
NAME AND ADDRESS                          NUMBER OF SHARES
                                             OWNED               PERCENTAGE
--------------------------------------------------------------------------------
Bentley J. Blum                             1,763,750(1)            27.2%
150 East 58th Street
New York, New York 10155
--------------------------------------------------------------------------------
Murray Steinfink(2)                           875,000               13.5%
329 Strawtown Road
New City, New York 10956
--------------------------------------------------------------------------------
Paul E. Hannesson                             656,250               10.1%
2361 Gold Brook Drive
West Palm Beach, Florida 33414
--------------------------------------------------------------------------------
AMEV Venture Management, Inc.(3)              607,996                9.4%
One Chase Manhattan Plaza
New York, New York  10005
--------------------------------------------------------------------------------
AMEV Capital Corporation(3)                   364,798                5.6%
One Chase Manhattan Plaza
New York, New York  10005
--------------------------------------------------------------------------------
All officers and directors as a group
(2 persons)                                  2,638,750              40.7%
================================================================================


----------

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

     The Company's consolidated financial statements for tile fiscal years ended December 31, 1996, 1995 and 1994 are included in Item 8 above and consist of:

     Independent Auditor's Report

     Consolidated Statements of Deficiency in Net Assets Available in
     Liquidation
     Consolidated Statements of Changes in Deficiency in Net Assets Available in Liquidation
     Notes to Consolidated Financial Statements

     (2)    (i)      List of Exhibits - The following exhibits are filed
                      as part of this report.

Exhibit Number   Description of Exhibit

     3.1        Restated Certificate of Incorporation of tile Company. (1)

     3.2        Amendment to Restated Certificate of Incorporation of tile
                Company. (1)

     3.3        By-laws of the Company. (1)

     4.1        Specimen Certificate of Common Stock. (2)

     4.2        Form of Underwriters Warrant Agreement. (2)

     4.3        1987 Stock Option Plan, as amended. (1)

     4.4        Form of Stock Option Agreement. (1)

     10.1 Purchase Agreement, dated December 13, 1985, among Gobi-Primak, Inc., The Beauty Group, Inc., Perrone Trucking, Inc., Specialty Retail Services, Inc., Louis Primak, Stuart Dolleck, Phillip Primak, Allen Klein and Bentley J. Blum and the exhibits thereto.(1)

     10.2 Supplementary Agreement, dated December 13, 1985, between Specialty Retail Services, Inc., and Allen Klein. (1)

     10.3 Letter agreement, dated October 19, 1987, among G-P Liquidating, Inc., BG Liquidating, Inc., PT Liquidating, Inc., Louis Primak, Stuart Dolleck, Phillip Primak, Allen Klein and Bentley J. Blum. (1)

     10.4 Amended and Restated Revolving Credit Loan Agreement dated as of April 25, 1989, among Specialty Retail Services, Inc., Gobi-Primak, Inc., Tl1e Beauty Group, Inc., ASM Labs, Inc. and Fleet Credit Corporation, and exhibits thereto.(1)

     10.5 Indenture of Lease, dated April 1,1985, between 618 Scotland Road Realty and Gobi-Primak, Inc.(1)

     10.6 Assignment and Assumption of Tenant's Interest in Lease, dated January 30, 1986, between Gobi-Primak, Inc., a New York corporation, and Gobi-Primak, Inc. a Delaware corporation. (1)

     10.7 Guaranty of Gobi-Primak, Inc. to tl1e New Jersey Economic Development Authority and G.V.J. Associates dated January 30, 1986. (1)

     10.8 Non-Competition Agreements, dated as of January 30, 1986, between Specialty Retail Services, Inc. and each of Phillip Primak, Stuart Dolleck, Louis Primak and Allen Klein. (1)

     10.9 Employment Agreement, dated as of February 13, 1989, between Specialty Retail Services, inc. and Murray Steinfink. (1)

     10.10 Agreement dated April 1, 1986, between Deal Wholesale Company, Inc., GobiPrimak, Inc. and August Zolfo. (1)

     10.11 Letter Agreement dated March 2, 1989, between Gobi-Primak, Inc. and August Zolfo (1)

     10.12 Restrictive Covenant and Agreement in Connection with Purchase of Assets and Employment dated April 1, 1986, between Gobi-Primak, Inc. and August Zolfo.(1)

     10.13 Form of Agreement, dated June 1, 1989, between the National Organization of Industrial Trade Unions, its Local Union No. 35 United States, and Gobi-Primak, Inc. (1)

     10.14 Reaffirmation Agreement, dated April 25, 1989, between Specialty Retail Services, Inc., ASM Labs, Inc., Gobi-Primak, Inc., The Beauty Group, Inc., Bentley J. Blum and Murray Steinfink for the benefit of Fleet Credit Corporation.(1)

     10.15 Stock Purchase and Settlement Agreement, dated as of May 15, 1989, between Specialty Retail Services, Inc. and Salvatore T. DiMascio. (1)

     10.16 Guaranty and Indemnity Agreement, dated as of May 15, 1989, by and among Bentley J. Blum, Paul E. Hannesson, Murray Steinfink and Specialty Retail Services, Inc. (1)

     10.17 Form of distribution or license agreements between Gobi-Primak, Inc. and each of Alberto-Culver Company, Amitee Cosmetics, Inc., DeMert & Dougherty, Inc., Modern Research Laboratories, Inc. and The Wella Corp.(1

     10.18 Purchase AgreeMent, dated June 15, 1989 among Specialty Retail Services, Inc., Gobi-Primak, Inc. and Amev Capital Corporation and Amev Venture Associates 11, L.P. and exhibits thereto.(1)

     10.19 Agreement. dated June 7, 1989, by and among Bentley J. Blum, Paul E. Hannesson, Murray Steinfink and Specialty Retail Services, Inc. (2)

     10.20 Letter Agreement dated August 4, 1989 between Gobi-Primak and Stuart Dolleck respecting repurchase of Seller Note. (2)

     10.21 Letter from Fleet Credit Corporation to Specialty Retail Services, Inc. dated August 10, 1989. (2)

     10.22 Leaer from Amev Capital Corporation to Specialty Retail Services, Inc. dated August 1989. (2)

     10.23 Amendment dated August 22, 1989 to the Amended and Restated Revolving Credit Loan Agreement dated as of April 25, 1989, among Specialty Retail Services, Inc., Gobi-Primak, Inc., The Beauty Group, Inc., ASM Labs, Inc. and Fleet Credit Corporation. (3)

     10.24 Form of Second Amendment dated April 4, 1990, and effective as of January 1, 1989, to Amended and Restated Revolving Credit Loan Agreement dated as of April 25,1989, as amended August 22, 1989 by and among Specialty Retail Services, Inc., Gobi-Primak, Inc., Salon Technology, Inc., Special Markets Services, Inc., and Fleet Credit Corporation. (4)

     10.25 Third Amendment, effective September 30, 1990, to Amended and Restated Revolving Credit Loan Agreement dated as of April 25, 1989, as amended August 22, 1989 and April 4, 1990, by and among Specialty Retail Services, Inc., GobiPrimak, Inc., Salon Technology, Inc., Special Markets Services, Inc., and Fleet Credit Corporation. (5)

--------

(1) Filed as an Exhibit to the Company's Registration Statement on Form S-18 (Reg. No., 33-29702- NY) and incorporated herein by reference.

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

     10.28 Fifth Amendment, effective July 30, 1991, to Amended and Restated Revolving Credit Loan Agreement dated as of April 25, 1989, as amended August 22, 1989, April 4, 1990, September 30,1990 and March 31,1991 by and among Specialty Retail Services Inc., Gobi-Primak, Inc., Salon Technology, Inc., Special Market Services, Inc. and Fleet Credit Corporation. (6)

     10.29 Assumption of Cash Pledge Agreement, dated September 16, 1991, by and between Salon Technology, Inc. and Fleet Credit Corporation. (6)

     10.30 Notice of Event of Default dated November 5, 1991 from Fleet Credit Corporation to Gobi-Primak, Inc., Salon Technology, Inc., Special Market Services, Inc. and Specialty Retail Services, Inc. (7)

     10.31 Agreement. dated November 1, 1991, by and between the Company, the Company's subsidiaries, Fleet, Murray Steinfink and Bentley
                 J. Blum (7)

     10.32 Agreement, dated January 16, 1992, between tile Company, its subsidiary Salon Technology, Inc. and American International Industries on the sale of substantially all of the assets of Salon Technology, Inc to American International Industries. (8)

     10.33 Notice of Default dated March 23, 1992 by the Company on the 10% Subordinated Notes dated January 30, 1986. (8)

(3)  Reports on Form 8-K      None.

--------

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

                                     SPECIALTY RETAIL SERVICES,INC.

                                     By: /s/ Murray Steinfink
                                        ----------------------------------------
                                             Murray Steinfink, President;
                                             Chairman of the Board and
                                             Chief Executive Officer

                                             Dated:  March 31, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SPECIALTY RETAIL SERVICES, INC.

Signature                                            Title                        Dated

By:  /s/ Murray Steinfink                   Chairman of the Board,              March 31, 1997
   -----------------------------------      Chief Executive Officer,
         Murray Steinfink                   Director


By:  /s/ Bentley J. Blum                    Director                            March 31, 1997
   -----------------------------------
         Bentley J. Blum


               SPECIALTY RETAIL SERVICES, INC. AND SUBSIDIARIES
                             Financial Statements
                         December 31, 1996, and 1995

                                                    INDEPENDENT AUDITORS' REPORT




TO THE BOARD OF DIRECTORS OF
SPECIALTY RETAIL SERVICES, INC.


We have audited the consolidated statement of deficiency in net assets available in liquidation of SPECIALTY RETAIL SERVICES, INC., and subsidiaries (the Company) as of December 31, 1996 and 1995, and the related consolidated statement of changes in deficiency in net assets available in liquidation for the three years ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated deficiency in net assets in liquidation of SPECIALTY RETAIL SERVICES, INC., and subsidiaries as of December 31, 1996 and 1995 and consolidated changes in deficiency in net assets in liquidation for the three years ended December 31, 1996, in conformity with generally accepted accounting principles applied on the basis described in the preceding paragraph.

As discussed in Note 8 to the financial statements, the Company is a party to various legal actions against it. The ultimate outcome of this uncertainty cannot presently be determined. Accordingly, the accompanying financial statements and schedules do not include any adjustments that might result from the outcome of this uncertainty.


Tanner + Co.
Salt Lake City, Utah
February 7, 1997

                                SPECIALTY RETAIL SERVICES, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENT OF DEFICIENCY IN
                                             NET ASSETS AVAILABLE IN LIQUIDATION

                                                                         DECEMBER 31,
--------------------------------------------------------------------------------------



                                                             1996              1995
                                                         -----------------------------
ASSETS:
  Cash                                                   $      1,000    $      1,000
                                                         ============================

=====================================================================================
LIABILITIES:
   Note payable bank                                     $     19,000    $     19,000
   Accounts payable and accrued liabilities                 2,346,000       2,416,000
   Accrued lease obligation                                 2,160,000       2,020,000
   Subordinated notes payable                               1,214,000       1,404,000
   Due to related parties                                   1,427,000       1,111,000
   Accrued interest payable and dividends                   1,067,000         902,000
                                                         -----------------------------

      Total liabilities                                     8,233,000       7,872,000
                                                         -----------------------------

      Net deficiency in assets available                 $ (8,232,000)   $ (7,871,000)
                                                         =============================

STOCKHOLDERS' DEFICIENCY IN ASSETS:
  Preferred stock, 6% cumulative callable, $100 par      $    455,000    $    455,000
   value, 4,550 shares issued and outstanding
  Common stock, $.01 par value; 15,000,000 shares              65,000          65,000
   authorized; 6,485,294 shares issued and outstanding
  Additional paid-in capital                                2,975,000       2,975,000
  Accumulated deficit                                     (11,727,000)    (11,366,000)
                                                         -----------------------------
       Net stockholders' deficiency in assets            $ (8,232,000)   $ (7,871,000)
                                                         =============================





--------------------------------------------------------------------------------

See notes to consolidated financial statements.
                                                                               2

                                SPECIALTY RETAIL SERVICES, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENT OF CHANGES IN DEFICIENCY IN
                                             NET ASSETS AVAILABLE IN LIQUIDATION

                                                                      YEARS ENDED DECEMBER 31,
-----------------------------------------------------------------------------------------------
                                                         1996          1995           1994
                                                     ------------------------------------------
Changes in deficiency in net assets available
 in liquidation attributed to:
  Decrease in accounts payable                      $    70,000    $     --       $     --
  Decrease in subordinated notes payable                190,000        202,000        210,000
  Increase in accrued lease obligation                 (140,000)      (126,000)      (290,000)
  Increase in accrued interest
   and dividends payable                               (165,000)      (114,000)       (71,000)
  Increase in advance from related parties             (316,000)      (331,000)      (437,000)
                                                    ------------------------------------------
                                                       (361,000)      (369,000)      (588,000)

Deficiency in net assets available in                (7,871,000)    (7,502,000)    (6,914,000)
  liquidation at beginning of period
                                                    -----------------------------------------
Deficiency in net assets available in liquidation
 at end of period                                   $(8,232,000)   $(7,871,000)   $(7,502,000)
                                                   ===========================================






--------------------------------------------------------------------------------

See notes to consolidated financial statements.
                                                                               3

                                SPECIALTY RETAIL SERVICES, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                               DECEMBER 31, 1996, 1995, AND 1994
--------------------------------------------------------------------------------


1. THE           Specialty Retail Services, Inc., (the Company), formerly known
   COMPAN        as Quaker Penn Corp. through its principal subsidiaries
                 (Gobi-Primak, Inc., and Salon Technology, Inc. (Gobi-Primak), was a distributor of professional beauty products and accessories to retail markets.

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

--------------------------------------------------------------------------------

                                SPECIALTY RETAIL SERVICES, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                       Continued
--------------------------------------------------------------------------------

1. THE          On January 16, 1992, and as part of the liquidation process,
   COMPANY      the Company sold substantially all of the assets of one of its
   CONTINUED    subsidiaries, Salon Technology, Inc., for approximately
                $175,000 cash. In connection therewith, the buyer assumed trade payables and other liabilities of Salon Technology, Inc.
                Simultaneous with the sale of assets, in consideration for $115,000, the senior lender assigned all of its rights to certain Salon Technology, Inc., royalties and Gobi-Primak claims against third parties to Bergen, Inc., a corporation owned by an individual not affiliated with the Company but who maintains a business relationship with Bentley J. Blum, a principal shareholder of the Company. Bergen, Inc., borrowed the $115,000 used to purchase such royalties and claims from Bentley J. Blum. All funds received from the sale were delivered to Gobi-Primak's principal lender pursuant to the terms of an agreement whereby Gobi-Primak agreed to give to such lender peaceful possession of all of its assets.

                 In the third quarter of 1994, the Company settled a disagreement with subordinated note holders. Under terms of the settlement agreement the Company commenced payments to the subordinated note holders on October 1, 1994, through June 1, 1999. The principal and accrued interest of approximately $800,000 is included in the Consolidated Statement of Deficiency in Net Assets in Liquidation, and the balance of approximately $150,000 will be recognized as interest in future periods according to the terms of the subordinated note. These obligations have been personally guaranteed by a director of the Company. As of December 31, 1996, approximately $693,600 of the $950,000 has been paid. The director is currently satisfying the notes and as payments are made, the Company will have an obligation to repay the director. The director has the option to pledge certain securities to the payees of these notes, in which event the Company shall be released of all obligations to those individuals.


                 As of December 31, 1996, the Company has liquidated substantially all of its net assets.


2. SIGNIFICANT   PRINCIPLES OF CONSOLIDATION
   ACCOUNTING    The consolidated financial statements include the accounts of
   POLICIES      the Company and its wholly-owned subsidiaries. All material
   PRIOR         intercompany transactions have been eliminated.
   TO
   LIQUIDATION


--------------------------------------------------------------------------------

                                SPECIALTY RETAIL SERVICES, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                       Continued
--------------------------------------------------------------------------------



2.  SIGNIFICANT  CASH AND CASH EQUIVALENTS
    ACCOUNTIN    Cash and cash equivalents represent cash on deposit at banks
    POLICIES     and commercial paper which have maturities of three months or
    PRIOR        less.
    TO
    LIQUIDATION  ACCOUNTING ESTIMATE
    CONTINUED    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                 RECENT ACCOUNTING PRONOUNCEMENTS
                 The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard No. 123 "Accounting for Stock-based Compensation" effective for years beginning after December 15, 1995. Statement No. 123 will not have a material impact on the Company's financial statements.


3.  NOTES        FLEET CREDIT CORPORATION
    PAYABLE      During 1991, the Company had in place an $8,000,000 revolving credit loan agreement which matured on March 31, 1992
                 (Overadvance). This note was secured by receivables, inventory, cash and personal guarantees of certain officers and directors of the Company. Interest was at 2% above prime (9.5% at December 31, 1991) under the terms of the loan agreement and the Company was required to pay a monthly unused commitment fee, a daily collection fee and other fees in accordance with the terms of the loan agreement. At December 31, 1996 and 1995, the balance outstanding on the loan was approximately $19,000.

--------------------------------------------------------------------------------

                                SPECIALTY RETAIL SERVICES, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                       Continued
--------------------------------------------------------------------------------


3. NOTES         The above-mentioned loan agreement contains provisions relating
   PAYABLE       to the maintenance of minimum levels of working capital, net
   CONTINUED     income, capital base and interest coverage (all as defined). On
                 November 5, 1991, Fleet sent Gobi- Primak, the Company's principal subsidiary, a letter of an event of default under the loan agreement demanding immediate repayment of all sums outstanding, approximately $3,423,000 at that time. The notice stated that the Company's financial statements for the three quarters ending September 30, 1991, revealed significant defaults of several financial covenants which the Company was required to maintain.

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

                 SUBORDINATED NOTES PAYABLE

                 Subordinated notes payable consist of the following at December 31:


                                                           1996          1995
                                                          ----------------------

                 Note payable with interest at 14% with
                 installment payments due through
                 March 31, 1995.  The Company is in
                 default under the terms of the
                 agreement                                $988,000   $988,000

                 Notes payable to two individuals with
                 interest at 10%, requiring quarterly
                 installments totaling $57,010 including
                 interest, due in 1999, personally
                 guaranteed by a director of the
                 Company                                   226,000    385,000


--------------------------------------------------------------------------------

                                SPECIALTY RETAIL SERVICES, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                       Continued
--------------------------------------------------------------------------------

3.  NOTES                                                   1996         1995
    PAYABLE                                              -----------------------
    CONTINUED
                 Note payable to an individual with
                 interest at 12%, requiring quarterly
                 payments of $30,749 including interest
                 due January 1996, and personally
                 guaranteed by a director of the
                 Company                                       --         31,000
                                                         -----------------------
                                                          $1,214,00   $1,404,000
                                                         =======================

                 During the years ended December 31, 1996 and 1995 increases in accrued interest payable were charged against the net deficiency in assets available in liquidation in the amount of $171,000 and $195,000, respectively.




4. INCOME        There are no significant temporary differences in the
   TAXES         recognition of income and expenses between financial and tax reporting. The Company has net operating loss carryforwards available in the amount of approximately $7,574,000 which expire beginning in the year 2003. If substantial changes in the Company's ownership should occur, there would be an annual limitation of the amount of carryforwards which could be utilized.

                 No tax asset has been established as it is not possible to estimate the utilization of carrying forward the available net operating losses to future periods to offset income. An allowance has, therefore, been established to offset any tax asset.


--------------------------------------------------------------------------------

                                SPECIALTY RETAIL SERVICES, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                       Continued
--------------------------------------------------------------------------------


5. COMMITMENTS   LEASES
                 The Company, through its wholly-owned subsidiary, Gobi-Primak leases a building from 618 Scotland Road Realty, (618 Realty) which is wholly-owned by certain former officers of Gobi-Primak, who are also former stockholders of the acquired company. The lease has been assigned by the Company to Fleet
                 Credit Corporation as collateral security under the terms of its credit facility. Concurrently with this assignment, Gobi-Primak delivered a guaranty of 618 Realty's obligations under an industrial development bond mortgage in the principal amount of $1,350,000 and was granted a second mortgage on the premises. The lease is classified as an operating lease and will expire no later than August 31, 2005.

                 As a result of the liquidation, Gobi-Primak has vacated the premises under lease. Accordingly, the present value of the remaining lease payments under the terms of the lease have been accrued at approximately $2,160,000 and $2,020,000 in 1996 and 1995, respectively. These amounts are included in the statement of deficiency in net assets available in liquidation under the caption of accrued lease obligation. As a result of the liquidation of all of the Company's assets by Fleet which began on November 5, 1991, the Company is in default on all of its leases.

                 DEFERRED PREFERRED DIVIDEND AND INTEREST PAYMENTS
                 Under the revolving credit loan agreement, the Company may not pay dividends on the 6% cumulative callable preferred stock or interest on the loan prior to conversion of preferred stock. At December 31, 1996 and December 31, 1995, there were outstanding dividend and interest accruals of $240,685 and $213,385, respectively.

--------------------------------------------------------------------------------

                                SPECIALTY RETAIL SERVICES, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                       Continued
--------------------------------------------------------------------------------


6. STOCK OPTION  The Company has a stock option plan in which the Company may
   PLAN          grant 600,000 shares of its common stock to key employees.
                 Under the plan, full-time employees may be granted incentive stock options and nonemployees may receive only nonqualified stock options. The exercise price of an incentive stock option must be at least equal to the fair market value of the common stock on the date such option is granted. The exercise price on nonqualified options granted under the plan is determined by the board of directors. Options expire ten years after date of grant unless optionee is the beneficial owner of 10% or more of the Company's common stock, in which event the options granted hereunder shall expire five years after date of grant. At December 31, 1996, options of 10,000 were outstanding.


                 Transactions are summarized as follows:


                                               SHARES UNDER OPTION
                           -----------------------------------------------------
                                    INCENTIVE    NON-QUALIFIED     PRICE RANGE
                           -----------------------------------------------------

                 Outstanding,
                 December 31, 1993     10,000           -              $0.25
                                    ----------------------------------
                 Outstanding,
                 December 31, 1994     10,000           -              $0.25
                                    ---------------------------------
                 Outstanding,
                 December 31, 1995     10,000           -              $0.25
                                    ----------------------------------
                 Outstanding,
                 December 31, 1996     10,000           -              $0.25
                                    ==================================



                 Twenty-five percent of the above options become exercisable on each of the first through fourth anniversaries of the option date. At December 31, 1996, 590,000 shares were available for future grant. No option may be granted under the Plan subsequent to September 30, 1992. No options were exercised

--------------------------------------------------------------------------------

                                SPECIALTY RETAIL SERVICES, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                       Continued
--------------------------------------------------------------------------------


7. RELATED PARTY  During the year ended December 31, 1996, the following related
   TRANSACTIONS   party transactions occurred:

                  o A company controlled by an officer/shareholder of the Company and another related individual made net advances of approximately $315,100 to pay for administrative and liquidation expenses. The total amount advanced from the related Company and other officers and shareholder of the Company at December 31, 1996 is $1,427,000.

                 During the year ended December 31, 1995, the following related party transactions occurred:

                 o A company controlled by an officer/shareholder of the Company advanced approximately $331,000 to pay for administrative and liquidation expenses. The total amount advanced from the related Company and other officers and shareholders of the Company at December 31, 1995 is $1,111,000.


                 At December 31, 1996 and 1995, the Company had recorded a balance of approximately $33,000 due to an officer/shareholder of the Company in connection with an employment agreement. The balance is included in the $1,427,000 and $1,111,000, respectively, due to related parties.


8. CONTINGENCIES The Company is a party to various legal actions. These actions claim substantial amounts as a result of alleged breach of contract and other matters. Independent counsel has advised that they cannot offer an opinion as to the probable outcome or the ultimate liability that may result from these actions.



--------------------------------------------------------------------------------

                                EXHIBIT INDEX
                                -------------



Exhibit No.                        Description of Exhibit
-----------                        ----------------------



     27          Financial Data Schedule