Form 10-Q
period 1997-03-31
SPECIALTY RETAIL SERVICES INC
filed 1997-05-01
CIK 824768

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)


/XX/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                   For the quarterly period ended March 31, 1997

                                       OR

--- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934


                         COMMISSION FILE NUMBER 0-17941


                         SPECIALTY RETAIL SERVICES, INC.
                         -------------------------------
             (Exact name of Registrant as specified in its charter)


          DELAWARE                                        22-2686442
          --------                                        ----------
(State or other jurisdiction of                 (I.R.S. Employer Identification
 incorporation or organization)                              Number)


        150 EAST 58TH STREET,                                          10155
                                                                       -----
         NEW YORK, NEW YORK                                          (Zip Code)
         ------------------
(Address of Principal Executive Offices)


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
YES     X        NO
    --------         -------

        Number of shares of common stock outstanding at April 28, 1997
(latest practicable date):    Issued and Outstanding: 6,485,294
                                                      ---------

                         PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                SPECIALTY RETAIL SERVICES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN

                       NET ASSETS AVAILABLE IN LIQUIDATION

                                                      (000'S OMITTED)
                                                  MARCH 31,     DECEMBER 31,
                                                    1997           1996
                                                -----------     -----------
ASSETS                                          (UNAUDITED)
Cash                                             $      1        $      1
                                                 --------        --------
                    TOTAL ASSETS                 $      1        $      1
                                                 --------        --------

LIABILITIES

Note payable bank                                      19              19
Accounts payable and accrued liabilities            2,346           2,346
Accrued lease obligation                            2,160           2,160
Subordinate notes payable                           1,172           1,214
Advances from related parties                       1,479           1,427
Accrued interest payable and dividends              1,108           1,067
                                                 --------        --------
                    TOTAL LIABILITIES               8,284           8,233
                                                 --------        --------

Net deficiency in assets
available in liquidation                         $ (8,283)       $ (8,232)
                                                 ========        ========

STOCKHOLDERS' DEFICIENCY IN ASSETS:

  Preferred stock, 6% cumulative
    callable, $100 par value, 4,550
    shares issued and outstanding                     455             455
  Common stock, $.01, par value;
    15,000,000 authorized;
    6,485,294 shares issued and
    outstanding                                        65              65
  Additional paid in capital                        2,975           2,975
  Accumulated deficit                             (11,778)        (11,727)
                                                 --------        --------

NET STOCKHOLDERS' DEFICIENCY IN ASSETS           $ (8,283)       $ (8,232)
                                                 ========        ========


            See notes to condensed consolidated financial statements.

                SPECIALTY RETAIL SERVICES, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIENCY

                     IN NET ASSETS AVAILABLE IN LIQUIDATION


                                                               (000'S OMITTED)
                                                             THREE MONTHS ENDED
                                                               MARCH 31, 1997
                                                             ------------------
                                                                 (UNAUDITED)
Changes in deficiency in net assets
  available in liquidation
  attributed to:
        Decrease in subordinated notes payable                     $    42
        Increase in advance from related parties                       (52)
        Increase in accrued interest and dividends                     (41)
                                                                   -------
                                                                       (51)

Deficiency in net assets available in
  liquidation at beginning of period                                (8,232)
                                                                   -------
Deficiency in net assets available in
  liquidation at March 31, 1997                                    $(8,283)
                                                                   =======


            See notes to condensed consolidated financial statements.

                SPECIALTY RETAIL SERVICES, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIENCY IN NET ASSETS

                                   (UNAUDITED)

                                   (IN 000'S)


                              Preferred Stock           Common Stock        Additional
                              ---------------           ------------         Paid-in      Accum
                               Shares Amount           Shares Amount         Capital     Deficit      Total
                               -------------           -------------         -------     -------      -----
Bal, Jan 1, 1997              4.5       $ 455          6,485.3   $ 65        $2,975     $(11,727)   $(8,232)

Decrease in Sub-
  ordinated Notes                                                                             42         42

Advances from
  Related Parties                                                                            (52)       (52)

Increase in Accrued
  Interest                                                                                   (34)       (34)

Dividends accrued
  on Preferred Stock -         --          --               --     --            --           (7)        (7)
                              ---       -----          -------   ----        ------     --------    -------

Bal, March 31, 1997           4.5       $ 455          6,485.3   $ 65        $2,975     $(11,778)   $(8,283)
                              ===       =====          =======   ====        ======     ========    =======

            See notes to condensed consolidated financial statements.

                SPECIALTY RETAIL SERVICES, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                             MARCH 31, 1997 AND 1996

Note A - Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these unaudited condensed financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 10-K for the year ended December 31, 1996.

        In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the consolidated statement of deficiency in net assets available in liquidation and changes in deficiency in net assets available in liquidation at March 31, 1997 and for all periods presented herein have been made.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF DEFICIENCY IN NET ASSETS AVAILABLE IN LIQUIDATION

         In the third quarter of 1994, the Company settled a disagreement with subordinated note holders. The subordinated note holders are being paid through June 1, 1999. The principal of approximately $184,000 is included in the Consolidated Statement of Deficiency in Net Assets in Liquidation. These obligations have been personally guaranteed by a director of the Company. The director is currently satisfying the notes, and as payments are made, the Company will have an obligation to repay the director. The director has the option to pledge certain securities to the payees of these notes, in which event the Company shall be released of all obligations to those payees.

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




                                       SPECIALTY RETAIL SERVICES, INC.
                                       (Registrant)


                                        /s/ Murray Steinfink
                                        ---------------------------------------
                                        Murray Steinfink
                                        Chairman and President



Date: April 28, 1997