Form 10-Q
period 1997-09-30
SPECIALTY RETAIL SERVICES INC
filed 1997-10-16
CIK 824768

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)


XX           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES AND EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1997

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

YES    X     NO
     -----       -----

    Number of shares of common stock outstanding at October 10, 1997 (latest
practicable date):    Issued and Outstanding: 6,485,294

                         PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                SPECIALTY RETAIL SERVICES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENT OF DEFICIENCY IN

                       NET ASSETS AVAILABLE IN LIQUIDATION

                                                           (000'S OMITTED)
                                                    SEPTEMBER 30,    DECEMBER 31,
                                                        1997             1996
                                                    -------------    ------------
ASSETS                                               (UNAUDITED)
                         TOTAL ASSETS                 $      1         $      1
                                                      --------         --------

LIABILITIES

Note payable bank                                           19               19
Accounts payable and accrued liabilities                 2,346            2,346
Accrued lease obligation                                 2,160            2,160
Subordinate notes payable                                1,113            1,214
Advances from related parties                            1,557            1,427
Accrued interest payable and dividends                   1,191            1,067
                                                      --------         --------
                         TOTAL LIABILITIES               8,386            8,233
                                                      --------         --------

Net deficiency in assets
available in liquidation                              $ (8,385)        $ (8,232)
                                                      ========         ========

STOCKHOLDERS' DEFICIENCY IN ASSETS:

  Preferred stock, 6% cumulative
    callable, $100 par value, 4,550
    shares issued and outstanding                          455              455
  Common stock, $.01, par value;
    15,000,000 authorized;
    6,485,294 shares issued and
    outstanding                                             65               65
  Additional paid in capital                             2,975            2,975
  Accumulated deficit                                  (11,880)         (11,727)
                                                      --------         --------

NET STOCKHOLDERS' DEFICIENCY IN ASSETS                $ (8,385)        $ (8,232)
                                                      ========         ========



            See notes to condensed consolidated financial statements.

                SPECIALTY RETAIL SERVICES, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIENCY

                     IN NET ASSETS AVAILABLE IN LIQUIDATION



                                              (000'S OMITTED)        (000'S OMITTED)
                                             THREE MONTHS ENDED     NINE MONTHS ENDED
                                               SEPT 30, 1997          SEPT 30, 1997
                                               -------------          -------------
                                                (UNAUDITED)            (UNAUDITED)
Changes in deficiency in net assets
  available in liquidation
  attributed to:
    Decrease in subordinated notes
      payable                                    $    16                $   101
    Increase in advance from related
      parties                                        (28)                  (130)
    Increase in accrued interest and
      dividends                                      (41)                  (124)
                                                 -------                -------

                                                     (53)                  (153)

Deficiency in net assets available in
  liquidation at beginning of period              (8,332)                (8,232)
                                                 -------                -------

Deficiency in net assets available in
  liquidation at September 30, 1997              $(8,385)               $(8,385)
                                                 =======                =======



            See notes to condensed consolidated financial statements.

                SPECIALTY RETAIL SERVICES, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIENCY IN NET ASSETS

                                   (UNAUDITED)

                                   (IN 000'S)


                                Preferred Stock               Common Stock       Additional
                                ---------------               ------------         Paid-in         Accum
                               Shares      Amount          Shares      Amount      Capital        Deficit          Total
                               ------      ------          ------      ------      -------        -------          -----
Bal, Jan 1, 1997                4.5         $455           6,485.3      $65        $2,975        $(11,727)        $(8,232)

Decrease in Sub-
  ordinate Notes                                                                                      101             101

Advances from
  Related Parties                                                                                    (130)           (130)

Increase in Accrued
  Interest                                                                                           (104)           (104)

Dividends accrued
on Preferred Stock               --           --                --       --            --             (20)            (20)
                                ---         ----           -------      ---        ------        --------         -------

Bal, Sept 30, 1997              4.5         $455           6,485.3      $65        $2,975        $(11,880)        $(8,385)
                                ===         ====           =======      ===        ======        ========         =======




            See notes to condensed consolidated financial statements.

                SPECIALTY RETAIL SERVICES, INC. AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                           SEPTEMBER 30, 1997 AND 1996

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


    In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the consolidated statement of deficiency in net assets available in liquidation and changes in deficiency in net assets available in liquidation at September 30, 1997 and for all periods presented herein have been made. The consolidated statements of changes in deficiency in net assets for the nine month periods ended September 30, 1997 are not necessarily indicative of the results expected for the year ended December 31, 1997.


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

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF DEFICIENCY
             IN NET ASSETS AVAILABLE IN LIQUIDATION


    In the third quarter of 1994, the Company settled a disagreement with subordinated note holders. The subordinated note holders began to be paid amounts due, commencing October 1, 1994, with payments scheduled to continue through June 1, 1999. The principal of approximately $125,000 is included in the Consolidated Statement of Deficiency in Net Assets in Liquidation. These obligations have been personally guaranteed by a director of the Company. The director is currently satisfying the notes, and as payments are made, the Company will have an obligation to repay the director. The director has the option to pledge certain securities to the payees of these notes, in which event the Company shall be released of all obligations to those payees.

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




Date: October 16, 1997