Form 10-K
period 1997-12-31
SPECIALTY RETAIL SERVICES INC
filed 1998-04-15
CIK 824768

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                      ----------------------------------

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

[ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997

                                      OR

[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                        Commission file number 0-17941

                        Specialty Retail Services, Inc.
            (Exact Name of Registrant as Specified in Its Charter)

        Delaware                                            22-2686442
        (State or Other Jurisdiction of                     (I.R.S. Employer
        Incorporation or Organization)                      Identification No.)

        150 East 58th Street, Suite 3400
         New York, New York                                 10155
        (Address of Principal Executive Offices)            (Zip Code)

Registrant's telephone number, including area code:  (212) 935-5030

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                              Title of Each Class
                              -------------------
                    Common Stock, par value $0.01 per share

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to be the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         Non-affiliates of the registrant held shares of Common Stock as of March 23, 1998 with an aggregate market value of approximately $430,812 (based upon the closing bid price of the Common Stock on March 23, 1998 as quoted by the National Association of Securities Dealers, Inc. OTC Bulletin Board).

         As of March 23, 1998, 3,367,018 shares of the registrant's Common Stock were outstanding.
                      ----------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None

                        SPECIALTY RETAIL SERVICES, INC.

                          ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                               TABLE OF CONTENTS

                                                                                                               Page

PART I............................................................................................................1


     ITEM 1.      BUSINESS........................................................................................1


     ITEM 2.      PROPERTIES......................................................................................1


     ITEM 3.      LEGAL PROCEEDINGS...............................................................................2


     ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................................2


PART II...........................................................................................................3


     ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS.....................................................................3

                  Market Information..............................................................................3
                  Dividend Information............................................................................3
                  Registrar and Transfer Agent....................................................................3

     ITEM 6.      SELECTED FINANCIAL DATA.........................................................................4


     ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.............................................................5

                  Results of Operations...........................................................................5
                  Liquidity and Capital Resources.................................................................5
                  Net Operating Loss Carryforwards................................................................5
                  Year 2000 Considerations........................................................................6
                  Forward-Looking Statements......................................................................6

     ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK...............................................................................7


     ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................................................7



     ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE.............................................................7


PART III..........................................................................................................8


     ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..............................................8

                  Board Committees................................................................................9
                  Compensation of Directors.......................................................................9
                  Compliance with Section 16(a) of the Exchange Act...............................................9

     ITEM 11.     EXECUTIVE COMPENSATION.........................................................................10

                  Summary Compensation...........................................................................10
                  Stock Options..................................................................................10
                  Employment Agreements..........................................................................10
                  Compensation Committee Interlocks and Insider Participation....................................10
                  Report of the Compensation Committee on Executive Compensation.................................10

     ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.....................................................................................11


     ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................................................11


PART IV..........................................................................................................12


     ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K.......................................................................................12


SIGNATURES.......................................................................................................14

                                    PART I

ITEM 1.  BUSINESS.

           In late October 1991, the Board of Directors of Specialty Retail Services, Inc. (the "Company"), after determining that there were no further sources of capital available to meet severe working capital shortages faced by its principal subsidiary, Gobi Primak, Inc. ("Gobi"), decided to liquidate the Company's affairs as quickly as possible. On November 6, 1991, Gobi's principal lender, Fleet Credit Corporation ("Fleet"), sent Gobi a notice of an Event of Default under the Loan Agreement and demanded immediate repayment of all sums outstanding under the Loan Agreement. Immediately thereafter, Fleet began the liquidation of Gobi's assets. As of December 31, 1992, all of Gobi's assets had been liquidated. The liquidation of Gobi's assets did not generate sufficient funds to repay the outstanding borrowings from Fleet. The outstanding borrowings from Fleet at December 30, 1997 were approximately $19,000.

           Through October 1991, Specialty Retail Services, Inc., through its wholly-owned subsidiaries (hereinafter, collectively, the "Company"), manufactured, distributed and marketed a broad range of professional beauty products, including hair care, nail care, cosmetics, skin care and other beauty accessories to independent and chain drug stores, supermarkets, mass merchandisers, warehouse clubs, retail distributors, salons and beauty supply outlets, and to consumers. The Company had serviced approximately 90% of its product sales directly from its 52,000 square foot of space and distribution facility located in East Brunswick, New Jersey. From 1994 through December 1997, the Company had no operations or activities.

         On December 30, 1997, the Company sold the capital stock of all of its subsidiaries, including Gobi, to a private investor for a purchase price of $1.00. None of these corporations contained any assets, although they did contain certain liabilities which the corporations sold have been unable to pay.

         Also on December 30, 1997, the Company effected a one-for-ten reverse split of its common stock, par value $.01 per share (the "Common Stock"). Each stockholder of the Company was entitled to receive one share of Common Stock (rounded up to the nearest whole number of shares), for each ten shares of Common Stock owned by such stockholder as of the close of business on December 30, 1997.

         On December 31, 1997, the Board of Directors approved the conversion of certain indebtedness owed by the Company into shares of its Common Stock. All shares were issued on a post-split basis. As a result of such conversions, Mr. Bentley J. Blum, a director and principal shareholder of the Company, received (i) 156,412 shares in exchange for debts owed to Mr. Blum, (ii) 455,000 shares in exchange for the conversion of 4,550 shares of the Company's cumulative preferred stock owned by Mr. Blum, and (iii) 267,985 shares in exchange for accrued dividends owed to Mr. Blum on the cumulative preferred stock. In addition, the Blum Asset Trust received 1,758,548 shares of Common Stock in exchange for debts owed by the Company to such entity, and Mr. Murray Steinfink, the Company's Chairman of the Board, President and Chief Executive Officer, received 80,544 shares of Common Stock in exchange for debts owned by the Company to him.

ITEM 2.           PROPERTIES

           The Company's executive offices are located in New York City in approximately 2,000 square feet of space leased by an affiliate of Bentley J. Blum. The Company does not pay rent for the use of these premises. Such lease expires in December 1998.

ITEM 3.           LEGAL PROCEEDINGS.

           In the third quarter of 1994, the Company settled a disagreement with subordinated note holders. Since then, the subordinated note holders have been paid approximately $700,000 in principal and accrued interest. These obligations were personally guaranteed by a director of the Company. As of December 30, 1997, the balance owed on the subordinate note was $108,645 and, at that time, a director assumed the obligation in exchange for 108,645 post-split shares of Common Stock of the Company.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth fiscal quarter of the year ended December 31, 1997.

                                    PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

MARKET INFORMATION

           The Company's Common Stock is traded in the over-the-counter market. Stock price quotations for the Company's Common Stock were reported on the NASDAQ System under the symbol SRSI from August 25, 1989 until June 11, 1991. Since June 11, 1991, stock price quotations for the Company's common stock have been reported in the "pink sheets" by the National Quotation Bureau and through the NASD OTC Bulletin Board (the "Bulletin Board"). As of March 23, 1998, the Company had 3,367,018 outstanding shares of Common Stock held by approximately 113 registered holders.

           The following table sets forth the high and low bid quotations for the Company's Common Stock (rounded to the nearest cent), as quoted by the Bulletin Board, for each full quarterly period within the two most recent fiscal years. Such quotations reflect inter-dealer quotations without retail markup, markdown or commission and may not necessarily represent actual transactions.

                                                    High           Low
                                                  --------       --------
        Fiscal 1996
              First Quarter ............          $   0.08       $   0.05
              Second Quarter ...........              0.19           0.02
              Third Quarter ............              0.17           0.09
              Fourth Quarter ...........              0.10           0.03
        Fiscal 1997
              First Quarter ............              0.04           0.01
              Second Quarter ...........              0.01           0.01
              Third Quarter ............              0.02           0.01
              Fourth Quarter ...........              0.25           0.01

DIVIDEND INFORMATION

           The Company has never paid cash dividends on its Common Stock and does not anticipate paying cash dividends on its Common Stock in the foreseeable future.

REGISTRAR AND TRANSFER AGENT

           The Bank of New York, 101 Barclay Street, New York, New York 10286 acts as the Company's Registrar and Transfer Agent.

ITEM 6.           SELECTED FINANCIAL DATA


         The following table presents selected financial data of the Company, as of December 31, 1997, for the fiscal years ended December 31, 1993, 1994, 1995, 1996 and 1997. The following selected historical data is derived from the Company's Financial Statements and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Financial Statements and Notes thereto included elsewhere in this Annual Report.

Consolidated Statement of Operations Data (1):


                                                           Year ended December 31,
                                        -------------------------------------------------------------
                                           1993         1994         1995         1996         1997
                                        ----------   ----------   ----------   ----------   ---------

Net sales .........................          --           --           --           --           --

Net (loss) ........................          --           --           --           --           --

Net (loss) per share ..............          --           --           --           --           --

Weighted average shares
outstanding(2) ....................          649          649          649          649          649




Consolidated Balance Sheet Data:

                                                                 December 31,
                                        -------------------------------------------------------------
                                           1993         1994         1995         1996         1997
                                        ----------   ----------   ----------   ----------   ---------

Working capital ...................      (6,914)       (7,502)      (7,871)      (8,232)         (4)

Long-term debt and 14% Series A
    Preferred Stock ...............         455           455          455          455        --

Total assets ......................           1             1            1            1           1

Total liabilities .................       6,915         7,503        7,872        8,233           5

Stockholders' equity (deficiency in
    assets)(3) ....................      (6,914)       (7,502)      (7,871)      (8,232)         (4)

--------------------------------

(1)  The Company had no operations during 1993, 1994, 1995, 1996 and 1997.

(2) On December 30, 1997, the Company effected a one-for-ten reverse split of its Common Stock. The information for all periods presented has been restated to give effect to such reverse split.

(3) The Company has not paid a cash dividend on its Common Stock since its inception in 1986.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

         Year Ended December 31, 1997 compared to Year Ended December 31, 1996

         The Company had no operations during the years ended December 31, 1997 and 1996.

         Year Ended December 31, 1996 compared to Year Ended December 31, 1995

         The Company had no operations during the years ended December 31, 1996 and 1995.

LIQUIDITY AND CAPITAL RESOURCES

           In the third quarter of 1994, the Company settled a disagreement with subordinated note holders. Since then, the subordinated note holders have been paid approximately $700,000 in principal and accrued interest. These obligations were personally guaranteed by a director of the Company. As of December 30, 1997, the balance owed on the subordinate note was $108,645 and, at that time, a director assumed the obligation in exchange for 108,645 post-split shares of Common Stock of the Company.

         On December 30, 1997, the Company sold the capital stock of all of its subsidiaries, including Gobi, to a private investor for a purchase price of $1.00. None of these corporations contained any assets, although they did contain certain liabilities which the corporations sold have been unable to pay.

         Also on December 30, 1997, the Company effected a one-for-ten reverse split of its Common Stock. Each stockholder of the Company was entitled to receive one share of Common Stock (rounded up to the nearest whole number of shares), for each ten shares of Common Stock owned by such stockholder as of the close of business on December 30, 1997.

         On December 31, 1997, the Board of Directors approved the conversion of certain indebtedness owed by the Company into shares of its Common Stock. All shares were issued on a post-split basis. As a result of such conversions, Mr. Bentley J. Blum, a director and principal shareholder of the Company, received (i) 156,412 shares in exchange for debts owed to Mr. Blum, (ii) 455,000 shares in exchange for the conversion of 4,550 shares of the Company's cumulative preferred stock owned by Mr. Blum, and (iii) 267,985 shares in exchange for accrued dividends owed to Mr. Blum on the cumulative preferred stock. In addition, the Blum Asset Trust received 1,758,548 shares of Common Stock in exchange for debts owed by the Company to such entity, and Mr. Murray Steinfink, the Company's Chairman of the Board, President and Chief Executive Officer, received 80,544 shares of Common Stock in exchange for debts owned by the Company to him.

         As of December 31, 1997, the Company had liquidated all of its net assets. At December 31, 1997, the Company had $1,000 in assets and total liabilities of $5,000.

NET OPERATING LOSS CARRYFORWARDS

         The Company has net operating loss carry forwards of approximately $1,610,000 which expire in the year 2003. The amount of net operating loss carry forward that can be used in any one year will be limited by the applicable tax laws which are in effect at the time such carry forward can be utilized. A valuation allowance of $580,000 has been established to offset any benefit from the net operating loss carry forwards. It cannot be determined when or if the Company will be able to utilize the net operating losses.

YEAR 2000 CONSIDERATIONS

         Many existing computer programs use only two digits to identify a year in the date datum field. These programs were designed and developed without considering the impact of the upcoming change in the century. If uncorrected, many computer applications could fail or create erroneous results by or at the Year 2000. The Year 2000 issue affects virtually all companies and organizations.

         The Company is currently evaluating Year 2000 issues and their potential impact on its information systems and computer technologies. All evaluation costs will be expensed as incurred. The Company does not expect that the cost of addressing any Year 2000 issue will be a material event or uncertainty that would cause its reported financial information not to be necessarily indicative of future operating results or future financial condition, or that the costs or consequences of incomplete or untimely resolution of any Year 2000 issue represent a known material event or uncertainty that is reasonably likely to affect its future financial results, or cause its reported financial information not to be necessarily indicative of future operating results or future financial condition.

FORWARD-LOOKING STATEMENTS

         Certain matters discussed in this Annual Report are "forward-looking statements" intended to qualify for the safe harbors from liability established by Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes," "anticipates," "expects" or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such statements may address future events and conditions concerning, among other things, the Company's results of operations and financial condition; the consummation of acquisition and financing transactions and the effect thereof on the Company's business; capital expenditures; litigation; regulatory matters; and the Company's plans and objectives for future operations and expansion. Any such forward-looking statements would be subject to the risks and uncertainties that could cause actual results of operations, financial condition, acquisitions, financing transactions, operations, expenditures, expansion and other events to differ materially from those expressed or implied in such forward-looking statements. Any such forward-looking statements would be subject to a number of assumptions regarding, among other things, future economic, competitive and market conditions generally. Such assumptions would be based on facts and conditions as they exist at the time such statements are made as well as predictions as to future facts and conditions, the accurate prediction of which may be difficult and involve the assessment of events beyond the Company's control. Further, the Company's business is subject to a number of risks that would affect any such forward-looking statements. These risks and uncertainties could cause actual results of the Company to differ materially from those projected or implied by such forward-looking statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE
                  DISCLOSURES ABOUT MARKET RISK.

         Not applicable.


ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The consolidated financial statements of the Company are included on pages F-1 through F-10 of this Annual Report and are incorporated herein by reference.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The names and ages of the executive officers, directors and key employees of the Company, and their positions with the Company, are as follows:

Name                                      Age     Position
Murray Steinfink                          57      Chairman of the Board, President and Chief Executive Officer
Bentley J. Blum                           56      Director
Andrew P. Oddi                            36      Director

-----------------------

           Murray Steinfink co-founded the Company with Messrs. Paul E. Hannesson and Bentley J. Blum in January 1986, and currently serves as the Chairman of the Board, President and Chief Executive Officer of the Company. From September 1984 to January 1986, Mr. Steinfink served as President of M.S. Associates, a private consulting and investment group which assisted private investors in acquiring various companies. From September 1983 to September 1984, Mr. Steinfink served as Vice President of Conair Corporation, a manufacturer and marketer of professional and retail personal care and beauty products. From March 1982 to August 1983, he was employed as Senior Vice President-Professional Products Group for Revlon, Inc., a manufacturer of professional health and beauty aids. In such capacity he was responsible for initiating and implementing sales incentive, profit enhancement and cost savings programs. For six years prior to joining Revlon, Mr. Steinfink was the President-Specialty Products Group of M. Lowenstein Corporation, a textile manufacturer, where he was responsible for the introduction of a diverse group of textile related profit centers, the redeployment of assets and the divestiture of unprofitable corporate operations.

           Bentley J. Blum is a co-founder of the Company and was elected as a director of the Company in January 1986. For more than 15 years, Mr. Blum has been actively engaged in real estate acquisitions and currently is the sole stockholder and director of a number of corporations which hold real estate interests, oil drilling interests and other corporate interests. Mr. Blum has served as a director of Commodore Environmental Services, Inc. ("Environmental") since 1984 and served as the Chairman of the Board from 1984 to November 1996. Mr. Blum has served as a director of Commodore Applied Technologies, Inc. ("Applied"), an environmental treatment and services company, since March 1996 and served as its Chairman of the Board from March to November 1996. Mr. Blum also currently serves as a director of Commodore Separation Technologies, Inc. ("Separation"), Commodore Solution Technologies, Inc. ("Solution") and Commodore CFC Technologies, Inc. ("CFC") Mr. Blum is also a director of Lanxide Corporation; Federal Resources Corporation, a company formerly engaged in manufacturing, retail distribution and natural resources development; and North Valley Development Corp., an inactive real estate development company. Mr. Blum is a principal stockholder of the Company.

           Andrew P. Oddi was elected a director of the Company in December 1997. Since June 1996, Mr. Oddi has served as Vice President and Treasurer of Environmental, Applied, Separation, Solution and CFC. Mr. Oddi also served as Vice President of Finance & Administration and Chief Financial Officer of Environmental from 1987 to May 1997 and as a director of Environmental from December 1990 to July 1996. Mr. Oddi also served as the Vice President of Finance, Chief Financial Officer and Secretary of Applied from March to November 1996, and as the Vice President--Finance of Separation from September 1996 to May 1997. From 1982 to 1987, Mr. Oddi was employed by Ernst & Young, independent accountants, and held the position of audit manager in 1986 and 1987. Mr. Oddi is a Certified Public Accountant.

BOARD COMMITTEES

         The Company's Board of Directors does not have any standing committees.

COMPENSATION OF DIRECTORS

         Directors are reimbursed for actual expenses incurred in attending meetings of the Board of Directors. The Company does not otherwise compensate directors.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than 10% of the outstanding shares of the Company's Common Stock, to file initial reports of beneficial ownership and reports of changes in beneficial ownership of shares of Common Stock with the Securities and Exchange Commission (the "Commission"). Such persons are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they file.

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during the year ended December 31, 1997, and upon a review of Forms 5 and amendments thereto furnished to the Company with respect to the year ended December 31, 1997, or upon written representations received by the Company from certain reporting persons that no Forms 5 were required for those persons, the Company believes that no director, executive officer or holder of more than 10% of the outstanding shares of Common Stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during, or with respect to, the year ended December 31, 1997.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

         The Company did not pay any salary, bonus or other form of compensation to its current Chief Executive Officer, or any other executive officer of the Company during the years ended December 31, 1997, 1996 and 1995.

STOCK OPTIONS

         The Company did not grant any stock options or stock appreciation rights during the year ended December 31, 1997 and has no outstanding stock options or stock appreciation rights.

EMPLOYMENT AGREEMENTS

         The Company currently does not have any employment agreements with any of its executive officers.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Company's Board of Directors did not have a standing compensation committee during the year ended December 31, 1997.

REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

         The Company's Board of Directors did not have a standing compensation committee, nor any other committee that had the responsibility of dealing with compensation matters during the year ended December 31, 1997. The full Board of Directors did not deal with any compensation matters during the year ended December 31, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN
         BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information, as of March 23, 1998, with respect to the beneficial ownership of Company Common Stock by each person know to the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock of the Company, each director, each individual listed in the Summary Compensation Table and all executive officers and directors of the Company as a group, as reported by such persons. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.

                                                       Number of Shares           Percentage of Outstanding
                                                        of Common Stock                 Common Stock
Name and Address of Beneficial Owner(1)             Beneficially Owned(2)             Beneficially Owned
---------------------------------------             ----------------------      ----- ------------------
Bentley J. Blum.............................             2,814,320                          83.6%
Murray Steinfink............................               168,044                           5.0%
All executive officers
  and directors as
  a group (3 persons).......................             2,982,364                          88.6%

-----------------------------------

(1) The address of Bentley J. Blum and Murray Steinfink is 150 East 58th Street, Suite 3400, New York, New York 10155.

(2) As used herein, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Exchange Act as consisting of sole or shared voting power (including the power to vote or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, including a right to acquire such power(s) during the next 60 days. Unless otherwise noted, beneficial ownership consists of sole ownership, voting and investment rights.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The Company's executive offices are located in New York City in approximately 2,000 square feet of space leased by an affiliate of Bentley J. Blum, a director of the Company. The Company does not pay rent for the use of these premises.

         On December 31, 1997, the Board of Directors approved the conversion of certain indebtedness owed by the Company into shares of its Common Stock. All shares were issued on a post-split basis. As a result of such conversions, Mr. Bentley J. Blum, a director and principal shareholder of the Company, received (i) 156,412 shares in exchange for debts owed to Mr. Blum, (ii) 455,000 shares in exchange for the conversion of 4,550 shares of the Company's cumulative preferred stock owned by Mr. Blum, and (iii) 267,985 shares in exchange for accrued dividends owed to Mr. Blum on the cumulative preferred stock. In addition, the Blum Asset Trust received 1,758,548 shares of Common Stock in exchange for debts owed by the Company to such entity, and Mr. Murray Steinfink, the Company's Chairman of the Board, President and Chief Executive Officer, received 80,544 shares of Common Stock in exchange for debts owned by the Company to him.

                                    PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES
 .                 AND REPORTS ON FORM 8-K

(a)        (1)    Financial Statements

           The Company's consolidated financial statements for tile fiscal years ended December 31, 1997, 1996 and 1995 are included on pages F-1 through F-10 of this Annual Report and consist of:

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

Exhibit No.   Description of Exhibit

3.1           Restated Certificate of Incorporation of tile Company. (1)

3.2           Amendment to Restated Certificate of Incorporation of tile
              Company. (1)

3.3           By-laws of the Company. (1)

4.1           Specimen Certificate of Common Stock. (2)

4.2           Form of Underwriters Warrant Agreement. (2)

4.3           1987 Stock Option Plan, as amended. (1)

4.4           Form of Stock Option Agreement. (1)

10.1 Notice of Event of Default dated November 5, 1991 from Fleet Credit Corporation to Gobi-Primak, Inc., Salon Technology, Inc., Special Market Services, Inc. and Specialty Retail Services, Inc.(3)

10.2 Agreement. dated November 1, 1991, by and between the Company, the Company's subsidiaries, Fleet, Murray Steinfink and Bentley
              J. Blum (3)

10.3 Agreement, dated January 16, 1992, between tile Company, its subsidiary Salon Technology, Inc. and American International Industries on the sale of substantially all of the assets of Salon Technology, Inc to American International Industries. (4)

10.4 Notice of Default dated March 23, 1992 by the Company on the 10% Subordinated Notes dated January 30, 1986. (4)

*21.1         Subsidiaries of the Company.

*27.1         Financial Data Schedule.

--------------------------

(1) Filed as an Exhibit to the Company's Registration Statement on Form S-18 (Reg. No., 33-29702-NY) and incorporated herein by reference.

(2) Filed as an Exhibit to Amendment No. 1 to the Company's Registration Statement of Form S-18 and incorporated herein by reference.

(3)  Filed as an Exhibit to the Company's Form 8-K filed on November 7, 1991.

(4) Filed as an Exhibit to the Company's Form 10-K for the year ended December 31, 1991.


Reports on Form 8-K:

         The Company filed a Current Report on Form 8-K, dated December 30, 1997, with the Commission on January 23, 1998, relating to the sale of the Company's subsidiaries, a one-for-ten stock split and a conversion of subordinated notes. Such events were reported under Item 5 of Form 8-K and no financial statements were included in such report.

SPECIALTY RETAIL SERVICES, INC. AND SUBSIDIARIES
Financial Statements
December 31, 1997, and 1996

                                                  INDEPENDENT AUDITORS' REPORT




To the Board of Directors of
Specialty Retail Services, Inc.


We have audited the consolidated statement of deficiency in net assets available in liquidation of Specialty Retail Services, Inc., and subsidiaries (the Company) as of December 31, 1997 and 1996, and the related consolidated statements of changes in deficiency in net assets available in liquidation and changes in stockholders' deficiency in assets for the three years ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated deficiency in net assets in liquidation of Specialty Retail Services, Inc., and subsidiaries as of December 31, 1997 and 1996 and consolidated changes in deficiency in net assets in liquidation for the three years ended December 31, 1997, in conformity with generally accepted accounting principles applied on the basis described in the preceding paragraph.

                                                                  TANNER + CO.


Salt Lake City, Utah
March 18, 1998

                              SPECIALTY RETAIL SERVICES, INC. AND SUBSIDIARIES

                                       Consolidated Statement of Deficiency in
                                           Net Assets Available in Liquidation

                                                                  December 31,
------------------------------------------------------------------------------








                                                                       1997              1996
                                                                  ------------       ------------

Assets:
     Cash                                                         $      1,000       $      1,000
                                                                  ------------       ------------

Liabilities:
     Accounts payable and accrued liabilities                            5,000          2,346,000
     Accrued lease obligation                                             --            2,160,000
     Due to related parties                                               --            1,427,000
     Subordinated notes payable                                           --            1,214,000
     Accrued interest payable and dividends                               --            1,067,000
     Note payable bank                                                    --               19,000
                                                                  ------------       ------------

                  Total liabilities                                      5,000          8,233,000
                                                                  ------------       ------------

                  Net deficiency in assets available              $     (4,000)      $ (8,232,000)
                                                                  ============       ============

Stockholders' deficiency in assets:
     Preferred stock, 6% cumulative callable, $100 par value
       no shares and 4,550 shares issued and outstanding          $       --         $    455,000
     Common stock, $.01 par value; 15,000,000 shares
       authorized; 3,367,018 shares and 648,529 shares
       issued and outstanding                                           34,000              6,000
     Additional paid-in capital                                      5,724,000          3,034,000
     Accumulated deficit                                            (5,762,000)       (11,727,000)
                                                                  ------------       ------------

                  Net stockholders' deficiency in assets          $     (4,000)      $ (8,232,000)
                                                                  ============       ============






------------------------------------------------------------------------------


See notes to consolidated financial statements.
                                                                           F-2

                              SPECIALTY RETAIL SERVICES, INC. AND SUBSIDIARIES

                            Consolidated Statement of Changes in Deficiency in
                                           Net Assets Available in Liquidation

                                                      Years Ended December 31,
------------------------------------------------------------------------------




                                                           1997              1996              1995
                                                       -----------       -----------       -----------

Changes in deficiency in net assets available
 in liquidation attributed to:
     Decrease in accounts payable                      $ 2,341,000       $    70,000       $      --
     Decrease in note payable bank                          19,000              --                --
     Decrease in subordinated notes payable              1,214,000           190,000           202,000
     Decrease (increase) in accrued lease
       obligation                                        2,160,000          (140,000)         (126,000)
     Decrease (increase) in accrued interest
        and dividends payable                              490,000          (165,000)         (114,000)
     Increase in advance from related parties             (259,000)         (316,000)         (331,000)
                                                       -----------       -----------       -----------

                                                         5,965,000          (361,000)         (369,000)

Conversion of liabilities to common stock                2,263,000              --                --
                                                       -----------       -----------       -----------

                  Total change in deficiency             8,228,000          (361,000)         (369,000)

Deficiency in net assets available in
  liquidation at beginning of year                      (8,232,000)       (7,871,000)       (7,502,000)
                                                       -----------       -----------       -----------

Deficiency in net assets available in liquidation
  at end of year                                       $    (4,000)      $(8,232,000)      $(7,871,000)
                                                       ===========       ===========       ===========





------------------------------------------------------------------------------


See notes to consolidated financial statements.
                                                                           F-3

                              SPECIALTY RETAIL SERVICES, INC. AND SUBSIDIARIES

       Consolidated Statement of Changes in Stockholders' Deficiency in Assets

                                           Three Years Ended December 31, 1997
------------------------------------------------------------------------------





                                                Preferred Stock                 Common Stock          Additional  Accumulated
                                             ---------------------      -------------------------       Paid-In
                                             Shares      Amount          Shares         Amount          Capital      Deficit
                                             ------   ------------      ---------    ------------       ---------   ------------

Balance, January 1, 1995
(as previously reported)                     4,550    $    455,000      6,485,294    $     65,000       2,975,000   $(10,997,000)

Reverse one for ten stock split               --              --       (5,836,765)        (59,000)         59,000           --
                                             -----    ------------      ---------    ------------       ---------   ------------

Balance, January 1, 1995 (restated)          4,550         455,000        648,529           6,000       3,034,000    (10,997,000)

Change in deficiency in net assets
available in liquidation                      --              --             --              --              --         (369,000)
                                             -----    ------------      ---------    ------------       ---------   ------------

Balance December 31, 1995                    4,550         455,000        648,529           6,000       3,034,000    (11,366,000)

Changes in deficiency in net assets
available in liquidation                      --              --             --              --              --         (361,000)
                                             -----    ------------      ---------    ------------       ---------   ------------

Balance, December 31, 1996                   4,550         455,000        648,529           6,000       3,034,000    (11,727,000)

Conversion of liabilities to common
stock                                         --              --        2,263,489          23,000       2,240,000           --

Conversion of preferred stock to
common stock                                (4,550)        455,000        455,000           5,000         450,000           --

Change in deficiency in net assets
available in liquidation                      --              --             --              --              --        5,965,000
                                             -----    ------------      ---------    ------------       ---------   ------------

Balance, December 31, 1997                    --      $       --        3,367,018    $     34,000    $  5,724,000   $ (5,762,000)
                                             =====    ============      =========    ============       =========   ============




------------------------------------------------------------------------------


See notes to consolidated financial statements.
                                                                           F-4

                                    Notes to Consolidated Financial Statements

                                             December 31, 1997, 1996, and 1995
------------------------------------------------------------------------------


1.   The            Specialty Retail Services, Inc., (the Company), formerly
     Company        known as Quaker Penn Corp. through its principal
                    subsidiaries (Gobi-Primak, Inc., and Salon Technology,
                    Inc. (Gobi-Primak), was a distributor of professional beauty products and accessories to retail markets.

                    On October 24, 1991, the Company announced that the board of directors of Gobi-Primak, its principal operating subsidiary, had determined there were no further sources of capital available to meet the severe working capital shortages faced by Gobi-Primak and that the Company intended to explore various alternatives, including the sale of Gobi-Primak.

                    On November 5, 1991, Fleet Credit Corporation, Gobi-Primak's principal lender, sent Gobi-Primak a letter of an event of default under the loan agreement demanding immediate repayment of all sums outstanding under the loan agreement. Since Fleet Credit Corporation had liens against all assets of Gobi-Primak and its subsidiaries, the board of directors decided to immediately turn over all of the assets of Gobi-Primak to Fleet Credit Corporation on a peaceful possession basis for liquidation. Fleet Credit Corporation immediately appointed a liquidator to supervise the liquidation. Subsequent to November 5, 1991, the Company has had no operations other than to resolve its obligations.

                    On December 30, 1997, the Company sold the capital stock of all of its subsidiaries, including Gobi-Primak, Inc., to an individual employed by the majority shareholder, for a purchase price of one dollar ($1.00). None of these corporations contained any assets, although they did contain certain liabilities which the sold subsidiaries have been unable to repay. Prior to the sale of the subsidiaries the Company had obtained a general release of obligations.

                    Also on December 30, 1997, the Company effected a one-for-ten reverse split of its common stock, par value $.01 per share (the "Common Stock"). Each stockholder of the Company received one share of Common Stock (rounded up to the nearest whole number of shares), for each ten shares of Common Stock owned by such stockholder as of the close of business on December 30, 1997. The prior years financial statements were restated to reflect the reverse stock split as though it occurred January 1, 1995.

------------------------------------------------------------------------------
                                                                           F-5

                              SPECIALTY RETAIL SERVICES, INC. AND SUBSIDIARIES

                                    Notes to Consolidated Financial Statements
                                                                     Continued

------------------------------------------------------------------------------



1.   The            On December 31, 1997, the Board of Directors approved the
     Company        conversion of certain indebtedness owed by the Company
     Continued      into shares of its Common Stock. All shares were issued on a post-split basis at a value of $1 of obligation for one share of common stock. As a result of such conversions, Mr. Bentley J. Blum, a director and principal shareholder of the Company, received (i) 156,412 shares in exchange for debt owed to Mr. Blum, (ii) 455,000 shares in exchange for the conversion of 4,550 shares of the Company's cumulative preferred stock owned by Mr. Blum, and (iii)
                    267,985 shares in exchange for accrued dividends owed to Mr. Blum on the cumulative preferred stock. In addition, the Blum Asset Trust received 1,758,548 shares of Common
                    Stock in exchange for debts owed by the Company to such entity, and Mr. Murray Steinfink, the Company's Chairman of the Board, President and Chief Executive Officer, received 80,544 shares of Common Stock in exchange for debts owned by the Company to him.

                    As of December 31, 1997, the Company has liquidated substantially all of its net assets.


2.   Significant    Principles of Consolidation
     Accounting     The consolidated financial statements include the accounts
     Policies       of the Company and its wholly-owned subsidiaries. All
     Prior          material intercompany transactions have been eliminated.
     to
     Liquidation    Cash and Cash Equivalents
                    Cash and cash equivalents represent cash on deposit at banks and commercial paper which have maturities of three months or less.

                    Basis of Presentation
                    The financial statements have been prepared on a liquidation basis as the Company has had no operations and as discussed in Note 1, had a liquidator supervise the liquidation.

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


------------------------------------------------------------------------------
                                                                           F-6

                              SPECIALTY RETAIL SERVICES, INC. AND SUBSIDIARIES

                                    Notes to Consolidated Financial Statements
                                                                     Continued

------------------------------------------------------------------------------

2.   Significant    Fair Value of Financial Instruments
     Accounting     None of the Company's debt instruments are held for trading
     Policies       purposes. The Company estimates that the fair value of all
     Prior          financial instruments at December 31, 1997, does not differ
     to             materially from the aggregate carrying values of its
     Liquidation    financial instruments recorded in the accompanying balance
     Continued      sheet.




                    Recent Accounting Pronouncements
                    In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income." SFAS 130 requires entities presenting a complete set of financial statements to include details of comprehensive income that arise in the reporting period. Comprehensive income consists of net income or loss for the current period and other comprehensive income, which consists of revenue, expenses, gains, and losses that bypass the income statement and are reported directly in a separate component of equity. This statement is effective for fiscal years beginning after December 15, 1997, and requires restatement of prior period financial statements presented for comparative purposes.

3.   Notes          Fleet Credit Corporation
     Payable        At December 31, 1996, the balance outstanding on the loan
                    was approximately $19,000. This is the unpaid principal balance from the note, which a liquidator was assigned to collect, see Note 1. The Company sold, on December 31,
                    1997, the subsidiaries, which were obligated on the Fleet debt.



-------------------------------------------------------------------------------
                                                                           F-7

                              SPECIALTY RETAIL SERVICES, INC. AND SUBSIDIARIES

                                    Notes to Consolidated Financial Statements
                                                                     Continued

------------------------------------------------------------------------------

3.   Notes          Subordinated Notes Payable
     Payable        Subordinated notes payable consist of the following at
     Continued      December 31:


                                                             1997      1996
                                                         ---------------------

                    Note payable with interest at 14%
                    with installment payments due
                    through March 31, 1995. The
                    Company is in default under the
                    terms of the agreement                $  -      $  988,000




                    Notes payable to two individuals
                    with interest at 10%, requiring
                    quarterly installments totaling
                    $57,010 including interest, due in
                    1999, personally guaranteed by a
                    director of the Company during 1997      -         226,000
                                                          --------------------

                                                          $  -      $1,214,000
                                                          --------------------



                    In 1997, the Company paid approximately $117,000 on the subordinated notes, obtained a general release for approximately $988,000 and exchanged approximately $109,000 for 109,000 shares of common stock.

                    During the years ended December 31, 1997 and 1996 increases in accrued interest payable were charged against the net deficiency in assets available in liquidation in the amount of $157,000 and $171,000, respectively.


4.   Accounts       During 1997, the Company and its legal counsel determined
     Payable and    that under state law, the recorded general liabilities,
     Accrued        which totaled $2,346,000 at December 30, 1997, were in
     Liabilities    excess of six years old, had passed the statute of
                    limitations, and were, therefore, no longer obligations of the Company. These amounts were, therefore, written-off.
                    The Company has a balance of $5,000 in accounts payable at December 31, 1997.


-------------------------------------------------------------------------------
                                                                           F-8

                              SPECIALTY RETAIL SERVICES, INC. AND SUBSIDIARIES

                                    Notes to Consolidated Financial Statements
                                                                     Continued

------------------------------------------------------------------------------

5.   Accrued        During 1997, general release was obtained for past due
     Lease          lease obligations totaling $2,160,000 the Company had on
     Obligations    its facilities. The Company ceased operations in 1991 and
                    vacated the facilities.

6.   Due to         The Company, in 1997, exchanged 1,427,000 shares of its
     Related        common stock to satisfy the balance owed of $1,427,000 to
     Parties        the majority shareholder and his related entities. The
                    outstanding balance at December 31, 1996 was $1,427,000.

7.   Income         There are no significant temporary differences in the
     Taxes          recognition of income and expenses between financial and
                    tax reporting. The Company has net operating loss carryforwards available in the amount of approximately
                    $1,610,000, which expire beginning in the year 2003. If substantial changes in the Company's ownership should occur, there would be an annual limitation of the amount of carryforwards which could be utilized.

                    No tax asset has been established as it is not possible to estimate the utilization of carrying forward the available net operating losses to future periods to offset income. An allowance has, therefore, been established to offset any tax asset.


8.   Commitments    Deferred Preferred Dividend and Interest Payments
                    Under the notes payable agreement, the Company may not pay dividends on the 6% cumulative callable preferred stock or interest on the loan prior to conversion of preferred stock. At December 30, 1997, there were outstanding dividend and interest accruals of $267,985, which were satisfied through the issuance of common stock at December
                    31, 1997. At December 31, 1996, the outstanding balance was $240,685.


9.   Stock Option   The Company had a stock option plan in which the Company
     Plan           could grant 600,000 shares of its common stock to key
                    employees. At December 31, 1996, options of 10,000 were outstanding. Those options expired in 1997 and the Plan has been terminated.


------------------------------------------------------------------------------
                                                                           F-9

                              SPECIALTY RETAIL SERVICES, INC. AND SUBSIDIARIES

                                    Notes to Consolidated Financial Statements
                                                                     Continued

------------------------------------------------------------------------------


10. Related Party   During the year ended December 31, 1997, the following
    Transactions    related party transactions occurred:

                    o Conversion of $2,263,000 of liabilities into 2,263,000 shares of common stock to the majority shareholder and an officer of the Company.

                    o Interest of $309,000 was incurred relating to advances referred to above.

                    o Sale of the Gobi subsidiaries for $1 to an affiliate of the majority shareholder.

                    o Conversion of the 4,550 shares of preferred stock into 455,000 shares of common stock . The majority common shareholder also held the preferred stock.

                    During the year ended December 31, 1996, the following related party transactions occurred:

                    o A company controlled by an officer/shareholder of the Company and another related individual made net advances of approximately $315,100 to pay for administrative and liquidation expenses. The total amount advanced from the related Company and other officers and shareholder of the Company at December 31, 1996 is $1,427,000.

                    At December 31, 1996, the Company had recorded a balance of approximately $33,000 due to an officer/shareholder of the Company in connection with an employment agreement. The balance is included in the $1,427,000 due to related parties.



------------------------------------------------------------------------------
                                                                          F-10

                                  SIGNATURES


           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  April 15, 1998                     SPECIALTY RETAIL SERVICES, INC.



                                           By: /s/ Murray Steinfink
                                               --------------------------------
                                                   Murray Steinfink, President,
                                                   Chairman of the Board and
                                                   Chief Executive Officer


           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                   Title                                       Dated
---------                                   -----                                       -----



/s/      Murray Steinfink           Chairman of the Board, President            April 15, 1998
-------------------------------
         Murray Steinfink           and Chief Executive Officer (principal
                                    executive officer)

/s/      Murray Steinfink           Chairman of the Board                       April 15, 1998
-------------------------------
         Murray Steinfink


/s/      Bentley J. Blum            Director                                    April 15, 1998
-------------------------------
         Bentley J. Blum


/s/      Andrew P. Oddi             Director                                    April 15, 1998
-------------------------------
         Andrew P. Oddi