Form 10-Q
period 1998-03-31
SPECIALTY RETAIL SERVICES INC
filed 1998-05-07
CIK 824768

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

XX QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
   EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1998

                                       OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                         Commission File Number 0-17941


                         SPECIALTY RETAIL SERVICES, INC.
           -----------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


          DELAWARE                                          22-2686442
-------------------------------                  -------------------------------
(State or other jurisdiction of                  (I.R.S. Employer Identification
 incorporation or organization)                              Number)


          150 East 58th Street,
           New York, New York                                  10155
----------------------------------------                     ----------
(Address of Principal Executive Offices)                     (Zip Code)


        Registrant's telephone number, including area code (212) 935-5030

                                 Not Applicable
                          ---------------------------
  (Former name, address and former fiscal year, if changed since last report)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES       X      NO
    -----------     ------------


    Number of shares of common stock outstanding at May 6, 1998 (latest practicable date):

                                               Issued and Outstanding: 3,367,018
                                                                       ---------

                      PART I - FINANCIAL INFORMATION


ITEM 1:  Financial Statements


                         SPECIALTY RETAIL SERVICES, INC.

                            CONDENSED BALANCE SHEETS


                                                  (000'S Omitted)
                                             March 31,    December 31,
                                               1998          1997
                                            ----------    ------------
                                            (unaudited)

ASSETS

Cash                                         $     1                1
                                              ------           ------


          TOTAL ASSETS                       $     1          $     1
                                             =======          =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

  Accounts payable and accrued liabilities   $     5          $     5
  Due to related party                            11
                                             -------          -------

             TOTAL CURRENT LIABILITIES            16                5

Stockholders' Equity:

  Common stock, par value $.01 per share
    authorized 10,000,000 and shares
    issued and outstanding 3,367,018
    shares                                        34               34
  Additional paid in capital                   5,724            5,724
  (Deficit)                                   (5,873)          (5,762)
                                             -------          -------

             TOTAL STOCKHOLDERS' EQUITY          (15)              (4)
                                             -------          -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $     1          $     1
                                             =======          =======




                  See notes to condensed financial statements.

                         SPECIALTY RETAIL SERVICES, INC.

                       CONDENSED STATEMENTS OF OPERATIONS


                                              (000's Omitted)
                                             Three months ended
                                                  March 31,
                                             ------------------
                                              1998        1997
                                             ------      ------
                                                 (unaudited)
COSTS AND EXPENSES

  General and administrative                   $    11      $     4
  Interest                                                       40
                                              --------      -------

                                                   (11)          44
                                               --------     --------
NET (LOSS)                                     $   (11)     $   (44)
                                               ========     ========


NET (LOSS) PER SHARE  (Based on
  weighted average shares in 1998 and
  1997 of 3,367,018 and 648,529)               $     *      $  (.07)


* Less than $.01 per share.





                  See notes to condensed financial statements.

                         SPECIALTY RETAIL SERVICES, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                            (000's Omitted)
                                                           Three months ended
                                                                March 31,
                                                           -------------------
                                                            1998         1997
                                                           ------       ------
                                                               (unaudited)
OPERATING ACTIVITIES
  Net (loss)                                            $    (11)     $  (44)

  Increase in accrued interest                                            34
                                                        --------     -------
         NET CASH USED IN OPERATING ACTIVITIES               (11)        (10)
                                                        --------     -------

INVESTING ACTIVITIES

         NET CASH USED IN INVESTING ACTIVITIES                 -           -
                                                        --------     -------

FINANCING ACTIVITIES
  Decrease in subordinated notes payable                                 (42)
  Advances from related parties, net                          11          52
                                                        --------     -------

         NET CASH PROVIDED BY FINANCING
             ACTIVITIES                                       11          10
                                                        --------     -------

INCREASE IN CASH                                               -           -

  Cash at beginning of period                                  1           1
                                                        --------     -------

CASH AT END OF PERIOD                                   $      1     $     1
                                                        ========     =======



                  See notes to condensed financial statements.

                         SPECIALTY RETAIL SERVICES, INC.

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                 March 31, 1998


Note A - Basis of Presentation

    The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The financial statement information was derived from unaudited financial statements unless indicated otherwise. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

    In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.



ITEM 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operation
             -------------------------------------------------

General
-------

     Through October 1991, the principal businesses of Specialty Retail Services, Inc. (the "Company") through its wholly-owned subsidiaries was the manufacturing, distribution and marketing of professional beauty products. Since then the Company has had no principal business activities.

Results from Operations
-----------------------

     The Company had no operations for the three months ended March 31, 1998 or the three months ended March 31, 1997.

Liquidity and Capital Resources
-------------------------------

    The Company had a working capital deficit of $15,000 on March 31, 1998 as compared to a working capital deficit of $4,000 at the beginning of the year. The Company continued to be funded by an affiliate of a director of the Company. In the event that the director decides not to fund the Company's expenses, the Company will be unable to continue as a going concern.

Net Operating Loss Carryforwards
--------------------------------

    The Company has net operating loss carryforwards of approximately $1,610,000 which will expire in the year 2003. The amount of net operating loss carryforward that can be used in any given year will be limited by the applicable tax laws which are in effect at the time such carryforward can be utilized. A valuation allowance of $580,000 has been established to offset any benefit from the net operating loss carry forwards. It can not be determined when or if the Company will be able to utilize the net operating losses.

Forward-Looking Statements
--------------------------

    Certain matters discussed in this Quarterly Report are "forward-looking statements" intended to qualify for the safe harbors from liability established by Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes," "anticipates", "expects", or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such statements may address future events and conditions concerning, among other things, the Company's results of operations and financial condition; the consummation of acquisition and financing transactions and the effect thereof on the Company's business; capital expenditures; litigation; regulatory matters; and the Company's plans and objectives for future operations and expansion. Any such forward-looking statements would be subject to risks and uncertainties that could cause actual results of operations, financial condition, acquisitions, financing transactions, operations, expenditures, expansion and other events to differ materially from those expressed or implied in such forward-looking statements. Any such forward-looking statements would be subject to a number of assumptions regarding, among other things, future economic, competitive and market conditions generally. Such assumptions would be based on the facts and conditions as they exist at the time such statements are made as well as predictions as to future facts and conditions, the accurate prediction of which may be difficult and involve the assessment of events beyond the Company's control. Further, the Company's business is subject to a number of risks that would affect any such forward-looking statements. These risks and uncertainties could cause actual results to the Company to differ materially from those projected or implied by such forward-looking statements.

                           PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

    There have been no material legal proceedings to which the Company is a party which have not been disclosed in previous filings with the Securities and Exchange Commission. There are no material developments to be reported in any previously reported legal proceeding.


ITEM 2.  Changes in Securities

         Not applicable.


ITEM 3.  Defaults upon Senior Securities

         Not applicable.

ITEM 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

ITEM 5.  Other Events

         Not applicable.


ITEM 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits - 27.1 - Financial Data Schedule

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




                                        SPECIALTY RETAIL SERVICES, INC.
                                        (Registrant)



                                        By /s/ Murray Steinfink
                                           -------------------------------------
                                           Murray Steinfink - President




Date:   May 6, 1998