Form 10-Q
period 1998-06-30
SPECIALTY RETAIL SERVICES INC
filed 1998-08-13
CIK 824768

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)
[x]         QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended: June 30, 1998

[ ]         TRANSITION REPORT PURSUANT SECTION 13 OF 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ________________ to _______________

                         Commission file number 0-17941

                          SPECIALTY RETAIL SERVICES, INC.
        (Exact name of small business issuer as specified in its charter)

           DELAWARE                                         22-2686442
(State or other jurisdiction of                           (IRS Employer
  incorporation or organization)                        Identification No.)

              2300 NORTHLAKE PARKWAY, SUITE 200, TUCKER, GEORGIA 30084
                    (Address of principal executive offices)

                                  (770)496-4565
                           (Issuer's telephone number)

                                 NOT APPLICABLE
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ____ No _X___

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:

                 13,867,018 SHARES OF COMMON STOCK, NO PAR VALUE
                              AS OF AUGUST 12, 1998

                     SPECIALTY RETAIL SERVICES, INC.

                              TABLE OF CONTENTS

                                                                         PAGE

PART I.           FINANCIAL INFORMATION

     Item 1.         Financial Statements

                     Consolidated Balance Sheet dated June 30, 1998         3
                     Consolidated Statement of Operations                   4
                     Consolidated Statements of Cash Flows for the
                      Three Months Ended June 30, 1997 and 1998             5
                     Notes to Financial Statements                          6

     Item 2.         Management's Discussion and Analysis of Financial      7
                     Condition and Results of Operations


PART II.             OTHER INFORMATION                                      8




                   PART I. - FINANCIAL INFORMATION

                       SPECIALTY RETAIL SERVICES, INC.
                         CONSOLIDATED BALANCE SHEET
                               JUNE 30,1998
                               (UNAUDITED)


                                                        (000's omitted)
                                                    June 30,      December
30,
                                                      1998           1997
                                                    --------       --------
ASSETS
Current assets:
  Cash and cash equivalents                         $       0      $       1
                                                    ----------     ----------
    Total current assets                                    0              1

Property:

Other assets:
  Lease Rights                                         13,582              0
                                                    -----------    ----------
TOTAL ASSETS:                                       $  13,582      $       1
                                                    ===========    ==========

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
  Accounts payable and Accrued Expenses             $       0      $       5
                                                    -----------    ----------
    Total current liabilities                               0              5
                                                    -----------    ----------
Commitments and contingencies

Stockholders' equity (deficiency):
  Common stock, par value $.01 per share
    Authorized 15,000,000 shares; issued and
    Outstanding 13,867,018 shares                         139             34
Additional Paid in Capital                             19,201          5,724
Accumulated deficit                                    (5,758)        (5,762)
                                                   -----------     ----------
Total stockholders' equity (deficiency)                13,582             (4)
                                                   -----------     ----------
                                                    $  13,582      $       1
                                                   ===========     ==========

                 See accompanying notes to financial statements.


                       SPECIALTY RETAIL SERVICES, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998
                               (UNAUDITED)

                                       (000's omitted)     (000's omitted)
                                     Three months ended    Six months ended
                                          June 30              June 30
                                      1998        1997      1998       1997
                                     ------      ------    ------     ------

Net sales                         $     0      $     0    $     0     $    0
                                  --------     --------   --------    -------

Costs and Expenses

  General and administrative          (15)           2         (4)         6
  Interest                                          40                    80
                                  --------     --------   --------    -------
                                      (15)          42         (4)        86
                                  --------     --------   --------    -------

Net Income (Loss)                      15          (42)         4        (86)
                                  ========     ========   ========    =======

Net Income (Loss) Per Share
  (Based on weighted average
  shares of 3,425,351 and
  648,529 shares)                 $    --      $  (.07)   $    --     $ (.13)


               See accompanying notes to financial statements.

                           SPECIALTY RETAIL SERVICES, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE NINE MONTHS ENDED JUNE 30
                                   (UNAUDITED)

                                                    (000's omitted)
                                                    Six months ended
                                                        June 30,
                                                    1998         1997
                                                  --------     --------
OPERATING ACTIVITIES
Net income (loss)                                 $     4      $   (87)
Decrease in accounts payable                           (5)
Increase in accrued interest                                        70
                                                  --------     --------
  NET CASH USED IN OPERATING ACTIVITIES                (1)         (17)
                                                  --------     --------
INVESTING ACTIVITIES

  NET CASH USED IN INVESTING ACTIVITIES                --           --
                                                  --------     --------
FINANCING ACTIVITIES
  Decrease in subordinated notes payable                           (85)
  Advances from related parties, net                               102
                                                  --------     --------
  NET CASH PROVIDED BY FINANCING
  ACTIVITIES                                                        17
                                                  --------     --------
DECREASE IN CASH                                       (1)          --

CASH AT BEGINNING OF PERIOD                             1            1
                                                  --------     --------
CASH AT END OF PERIOD                             $     0       $    1
                                                  ========     ========

                  See accompanying notes to financial statements.

                   SPECIALTY RETAIL SERVICES, INC.
                   NOTES TO FINANCIAL STATEMENTS
                           JUNE 30, 1998
                            (UNAUDITED)

1.       BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared inaccordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The financial statements were derived from unaudited financial financial statements unless otherwise indicated. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of December 31, 1997, and the notes thereto, included in the Company's Form 10-K.

2.       ACQUISITION OF EMISSION CONTROL, SDN

On June 26, 1998, Speciality Retail Services, Inc. (the "Company") entered into an Agreement and Plan of Share Exchange (the "Agreement"), under which the Company agreed to acquire all of the issued and outstanding common stock of Emission Control, SDN, a Malaysian corporation ("EC"). The Company completed the acquisition of EC on June 30, 1998.

Pursuant to the Agreement, the Company issued 10,000,000 shares of common stock to the shareholders of EC to acquire all of its outstanding common stock. In addition, seven controlling shareholders, who hold a total of 2,960,489 shares of common stock, granted the Company an option to repurchase their shares for (a) $2.00 per share, if the option is exercised during the first 180 days following the Effective Date, (b) $3.00 per share, if the option is exercised between 181 and 360 days following the Effective Date, (c) $4.00 per share, if the option is exercised between 361 and 540 days following the Effective Date, and (d) $5.00 per share, if the option is exercised between 540 days and two years following the Effective Date. In order to implement the option, the shares owned by said shareholders were placed in escrow for a two year period. In addition, the Company issued 500,000 shares of Common Stock to individuals unaffiliated with either the Company or EC for services rendered in connection with the Company's acquisition of EC.

EC owns the rights to mine gold in the State of Kelantan, Malaysia, pursuant to seven leases covering 534.4 hectares of land. EC is in the process of obtaining a mining certificate to commence actual mining of the prospect, and plans to begin actual mining in the near future.

3. MALAYSIAN LEASES

The Company's principle asset consists of certain mining lease rights in the State of Kelantan, Malaysia which were owned by EC at the time the Company acquired EC. EC's lease rights arise out of an Agreement dated July 8, 1986 (the "1986 Agreement"), under which the State of Kelantan (the "State") granted Nanpoh Shigen Co., Ltd. ("Nanpoh"), a Japanese corporation, and Perkema Sdn. Bhd. ("Perkema"), a Malaysian corporation, the right to prospect for mineral resources in the State. In the event the State determined, based on the prospecting activities of Nanpoh and Perkema, that economically exploitable quantities of minerals existed, the 1986 Agreement provided that a Malaysian corporation (the "Mining Corporation") would be created to hold the mining rights and conduct the actual mining operations. Under the 1986 Agreement, Nanpoh and Perkema are responsible for all costs associated with prospecting for minerals in the State, and for contributing all capital to the Mining Corporation which may be necessary to form the Mining Corporation and for it to conduct actual mining operations.

The 1986 Agreement provides that ownership of the Mining Corporation will be as follows: 10% by the State; 49% by Nanpoh; and 41% by Perkema. The 1986 Agreement specifies that the Mining Corporation will be governed by a Board of Directors consisting of seven members, three of which will be nominated by Nanpoh, two by Perkema, and two (including the Chairman) by the State. The 1986 Agreement also gives the State the option to purchase an additional 20% of the Mining Corporation from Nanpoh or Perkema for the par value of the shares of the Mining Corporation three years after the incorporation of the Mining Corporation. The 1986 Agreement also provides that the Mining Corporation must pay the State a 10% royalty based on gross sale proceeds in addition to amounts which it may be due as a shareholder in the Mining Corporation.

The parties to the 1986 Agreement concluded that gold existed in certain parts of the State along the Sungai Galas river in economically exploitable quantities. Consequently, in November 1990, the State agreed to grant the Mining Corporation the right to mine gold along the Sungai Galas river for ten years pursuant to seven leases totally 534.4 hectares of land. The leases provide for the payment of certain rent immediately, which rent has been paid. The leases further provide that their ten year term will commence when a mining certificate is issued, which requires the completion of a survey of the mining area.

Due to health problems of the principal of Nanpoh, very little was done to commence mining operations pursuant to the 1986 Agreement. In particular, the Mining Corporation was never formed and the mining certificates never issued.

In the 1980's and 1990's, Sumiyoshi Omure and Hisao Edo made loans to the principle of Nanpoh totalling 1.48 billion yen, much of which was believed used by the principle to capitalize Nanpoh for use in honoring its obligations under the 1986 Agreement. In December 1, 1997, Messrs. Omure and Edo and the principle of Nanpoh entered into a settlement agreement whereby the principle agreed to cause Nanpoh to assign any and all of its rights under the 1986 Agreement to Messrs. Omure and Edo or their nominee in full settlement and satisfaction of their claims against the principle. The settlement agreement was conditioned on the approval of the State and Perkema to the proposed assignment, the agreement by Perkema to assign its interest in the 1986 Agreement to Messrs. Omure and Edo or their nominee, the approval by the State to the assignment by Perkema, and the certification by the State that there were no defaults under the leases.

Pursuant to the settlement agreement, Messrs. Omure and Edo formed EC to hold the property and rights which they agreed to acquire under the settlement agreement. On February 5, 1998, Nanpoh assigned all of its rights under the 1986 Agreement to EC. On March 24, 1998, Perkema assigned all of its rights under the 1986 Agreement to EC, under which EC agreed to pay Perkema 500,000 Malaysian Ringgit, of which 200,000 is payable upon the earlier of the commencement of mining operations or six months after obtaining the consent of the State to the assignment, 150,000 three months after the first payment, and the final 150,000 three months after the second payment. By a letter dated July 20, 1998, the State gave its consent to the assigments to EC by Nanpoh and Perkema.

The lease rights have been recorded at EC's cost to acquire the lease rights under the settlement agreement, and therefore such cost may not be indicative of the fair market value of the lease rights. The company is currently arranging in a private placement to fund the cost of commencing mining operations in Malaysia.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

Through October 1991, the principal businesses of Specialty Retail Services, Inc. (the "Company"), through its wholly-owned subsidiaries, was the manufacturing, distribution and marketing of professional beauty products. Since then the Company has had no principal business activities.

RESULTS OF OPERATIONS

The Company had no operations for the six months ended June 30, 1998 or the six months ended June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company had no working capital on June 30, 1998 as compared to a working capital deficit of $5,000 at the beginning of the year. The Company was funded by an affiliate of a director of the Company through June 30, 1998.

The Company anticipates that it will need substantial capital to obtain a mining certificate to mine gold on its leases in Malaysia, and finance the commencement of operations in Malaysia. The Company is currently in negotiations to raise the necessary funds in a private placement, as well as additional funds which the Company intends to use to finance one or more acquisitions which the Company is considering.

NET OPERATING LOSS CARRYFORWARDS

The Company has net operating loss carryforwards of approximately $1,610,000 which will expire in the year 2003. The amount of net operating loss carryforwards that can be used in any given year will be limited by the applicable tax laws which are in effect at the time such carryforward can be utilized. A valuation allowance of $580,000 has been established to offset any benefit from the net operating loss carryforwards. It can not be determined when or if the Company will be able to utilize the net operating losses. The Company's ability to utilize its net operating loss carryforwards may be severely limited as a result of its acquisition of EC.

FORWARD LOOKING STATEMENTS

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

Item 1.  Legal Proceedings.

There have been no material legal proceedings to which the Company is a party which have not been disclosed in previous filings with the Securities and Exchange Commission. There are no material developments to be reported in any previously reported legal proceeding.

Item 2.  Changes in Securities

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:

REGULATION
S-B NUMBER           EXHIBIT

   27                Financial Data Schedule

(b) The Company filed the following reports on Form 8-K for the quarter ended June 30, 1998:

       1) Form 8-K dated June 30, 1998 reporting in Item 2 of the acquisition by the Company of Emission Control, SDN, a Malaysian corporation, in Item 6 of the resignation of three directors of the Company, and in Item 7 of financial statements and exhibits relating to the acquisition of Emission Control, SDN.

                                    SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            SPECIALTY RETAIL SERVICES,INC.


August 13, 1998               \s\ John Ranko Lozo
Date                           John Ranko Lozo
                               Vice President