Form 10-Q
period 1998-09-30
GLOBAL A INC
filed 1998-11-23
CIK 824768

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)
[x]         QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended: September 30, 1998

[ ]         TRANSITION REPORT PURSUANT SECTION 13 OF 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ________________ to _______________

                         Commission file number 0-17941

                                 GLOBAL A, INC.
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

Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No _x__

State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:

                 13,917,018 SHARES OF COMMON STOCK, NO PAR VALUE
                              AS OF NOVEMBER 12, 1998

                               GLOBAL A, INC.

                              TABLE OF CONTENTS

                                                                         PAGE

PART I.           FINANCIAL INFORMATION

     Item 1.         Financial Statements

                     Consolidated Balance Sheet dated September 30, 1998    3
                     Consolidated Statement of Operations                   4
                     Consolidated Statements of Cash Flows for the
                      Three and Nine Months Ended September 30, 1997
                      and 1998                                              5
                     Notes to Financial Statements                          6

     Item 2.         Management's Discussion and Analysis of Financial      6
                     Condition and Results of Operations


PART II.             OTHER INFORMATION                                      8




                   PART I. - FINANCIAL INFORMATION

                              GLOBAL A, INC.
                         CONSOLIDATED BALANCE SHEET
                            SEPTEMBER 30, 1998
                               (UNAUDITED)


                                                        (000's omitted)
                                                  September 30,  December 31,
                                                      1998          1997
                                                    --------       --------
ASSETS
Current assets:
  Cash and cash equivalents                         $       0     $       1
                                                    ----------    ----------
    Total current assets                                    0             1

Property:

Other assets:
  Lease Rights                                         13,582             0
                                                    -----------   ----------
TOTAL ASSETS:                                       $  13,582     $       1
                                                    ===========   ==========

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
  Accounts payable and Accrued Expenses             $      42     $       5
  Advances from Stockholder                                 2             0
                                                    -----------   ----------
    Total current liabilities                              44             5
                                                    -----------   ----------
Commitments and contingencies

Stockholders' equity (deficiency):
  Common stock, par value $.01 per share
    Authorized 15,000,000 shares; issued and
    Outstanding 13,867,018 shares                         139            34
Additional Paid in Capital                             19,626         5,724
Accumulated deficit                                    (6,227)       (5,762)
                                                   -----------    ----------
Total stockholders' equity (deficiency)                13,538            (4)
                                                   -----------    ----------
                                                    $  13,582     $       1
                                                   ===========    ==========

                 See accompanying notes to financial statements.


                              GLOBAL A, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE AND NINE MONTHS ENDED
                       SEPTEMBER 30, 1998 and 1997
                               (UNAUDITED)

                                       (000's omitted)     (000's omitted)
                                     Three months ended    Nine months ended
                                        September 30         September 30
                                      1998        1997      1998      1997
                                     ------      ------    ------   -------

Net sales                         $     0      $     0    $     0   $    0
                                  --------     --------   --------  -------

Costs and Expenses

  General and administrative         (469)           2       (473)       6
  Interest                                          40                  80
                                  --------     --------   --------  -------
                                     (460)          42       (473)      86
                                  --------     --------   --------  -------

Net Income (Loss)                    (469)         (42)      (473)     (86)
                                  ========     ========   ========  =======

Net Income (Loss) Per Share
  (Based on weighted average
  shares of 6,903,129 and
  648,529 shares)                 $   (.07)    $  (.07)   $  (.07)   $(.13)


               See accompanying notes to financial statements.

                                   GLOBAL A, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE NINE MONTHS ENDED SEPTEMBER 30
                                   (UNAUDITED)

                                                    (000's omitted)
                                                    Nine months ended
                                                      September 30,
                                                    1998         1997
                                                  --------     --------
OPERATING ACTIVITIES
Net income (loss)                                 $  (469)     $   (87)
Decrease in accounts payable                           41
Increase in accrued interest                                        70
                                                  --------     --------
  NET CASH USED IN OPERATING ACTIVITIES              (428)         (17)
                                                  --------     --------
INVESTING ACTIVITIES

  NET CASH USED IN INVESTING ACTIVITIES                --           --
                                                  --------     --------
FINANCING ACTIVITIES
  Decrease in subordinated notes payable                           (85)
  Advances from stockholder                             2          102
  Issuance of common stock for services               425
                                                  --------     --------
  NET CASH PROVIDED BY FINANCING
  ACTIVITIES                                          427           17
                                                  --------     --------
DECREASE IN CASH                                       (1)          --

CASH AT BEGINNING OF PERIOD                             1            1
                                                  --------     --------
CASH AT END OF PERIOD                             $     0       $    1
                                                  ========     ========

SUPPLEMENTAL CASH FLOR INFORMATION:

  Acquisition of Lease Rights
  for common stock                                $13,582           --
                                                  ========     ========

  Issuance of common stock for services           $   425           --
                                                  ========     ========


                  See accompanying notes to financial statements.

                          GLOBAL A, INC.
                   NOTES TO FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1998
                            (UNAUDITED)

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

2. ISSUANCE OF SHARES TO OFFICER

On August 28, 1998, the Company's board of directors approved a resolution authorizing the Company to issue John Ranko Lozo, a director and vice president of the Company, 50,000 shares of common stock as a bonus for services rendered. The Company registered the issuance of the shares with the Securities and Exchange Commission on a Form S-8 registration statement filed with the Securities and Exchange Commission on September 3, 1998.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

Through October 1991, the principal businesses of Global A, Inc. (the "Company"), through its wholly-owned subsidiaries, was the manufacturing, distribution and marketing of professional beauty products. Since then the Company has had no principal business activities.

On June 30, 1998, the Company completed its acquisition of Emission Control SDN BHD, a corporation incorporated under the laws of Malaysian. The principal assets of Emission Control are certain mineral lease rights in the State of Kelantan, Malaysia. Since acquiring Emission Control, the Company's activities have consisted of negotiating financing to exploit Emission Control's lease rights in Malaysia, and reviewing other potential acquisitions.

RESULTS OF OPERATIONS

The Company had no operations for the three months ended September 30, 1998 or the nine months ended September 30, 1998. The Company incurred a loss from operations of $469,000 during the three months ended September 30, 1998. Most of the loss was the result of a 50,000 share bonus paid to an officer and director of the Company. The bonus was valued at $425,000 based on the closing bid price of the Company's common stock at the time of issuance of the common stock. The remainder of the loss was the result of legal and accounting fees incurred in connection with the Company's acquisition of Emission Control and an audit of its financial statements, as well as general and administrative expenses incurred by the Company.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a working capital deficit of $44,000 on September 30, 1998 as compared to a working capital deficit of $5,000 at the beginning of the year. Through June 30, 1998, the Company was funded by an affiliate of a director of the Company. After June 30, 1998, the Company has been funded in part by a principal shareholder and director of the Company. However, such funding has not been sufficient to pay on a timely basis the general and administrative expenses which the Company incurred in the quarter.

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

NET OPERATING LOSS CARRYFORWARDS

The Company has net operating loss carryforwards of approximately $1,610,000 which will expire in the year 2003. The amount of net operating loss carryforwards that can be used in any given year will be limited by the applicable tax laws which are in effect at the time such carryforward can be utilized. A valuation allowance of $580,000 has been established to offset any benefit from the net operating loss carryforwards. It can not be determined when or if the Company will be able to utilize the net operating losses. The Company's ability to utilize its net operating loss carryforwards may be severely limited as a result of its acquisition of Emission Control.

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


                              PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

On September 18, 1998, the Company filed a lawsuit against Del Mar Financial Services, Incorporated, Fiserv Correspondent Services, Inc. and The Bank of New York in the Superior Court of Dekalb County, Georgia. The lawsuit arises out of a Investment Banking Agreement between the Company and Defendant Del Mar dated August 18, 1998, under which Defendant Del Mar agreed to perform certain investment banking services for the Company. Under the Agreement, John Lozo, an officer and director of the Company, transferred 50,000 shares of its common stock to Defendant Del Mar on behalf of the Company for services to be rendered under the Agreement. Subsequent to its entry into the Agreement, the Company discovered facts which led it to believe that Defendant Del Mar made a number of material misrepresentations to the Company to induce it to enter into the Agreement. The lawsuit seeks rescission of the Agreement, damages from Defendant Del Mar, and turnover of the shares from any of the Defendants in possession thereof. On September 23, 1998, the Court issued a Temporary Restraining Order which enjoined the Defendants from taking any action to convey or transfer the shares or their proceeds. The Temporary Restraining Order has expired, but the transfer agent has refused to accept any transfer of the shares, and Fiserv, which is in possession of the shares, has refused to release the shares to Del Mar.

Item 2.  Changes in Securities

On August 11, 1998, the Company amended its Articles of Incorporation to change its name to Global A, Inc., to increase the number of authorized shares of common stock from 15,000,000 to 50,000,000, to increase the number of authorized shares of preferred stock from 4,550 to 5,000,000, and to change the par value of the preferred stock to $0.01 per share.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

On August 11, 1998, the Company amended its Articles of Incorporation to change its name to Global A, Inc., to increase the number of authorized shares of common stock from 15,000,000 to 50,000,000, to increase the number of authorized shares of preferred stock from 4,550 to 5,000,000, and to change the par value of the preferred stock to $0.01 per share. In accordance with Delaware law, the amendment was approved by a Consent to Action signed by shareholders holding a majority of the outstanding shares of common stock of the Company.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:

REGULATION
S-B NUMBER           EXHIBIT

   27                Financial Data Schedule

(b) The Company filed the following reports on Form 8-K for the quarter ended September 30, 1998:

       1) Form 8-K dated August 11, 1998 reporting in Item 4 of the Company's change in certifying accountant, in Item 5 of a change in the Company's name, an increase in the number of authorized shares of common stock and preferred stock, and a change in the par value of the Company's preferred stock, and in Item 7 of exhibits relating to the foregoing matters.

                                    SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              GLOBAL A, INC.


November 20, 1998             \s\ John Ranko Lozo
Date                           John Ranko Lozo
                               Vice President